Form 10QSB
period 1996-03-31
MULTI MARKET RADIO INC
filed 1996-05-15
CIK 900302

FORM 10-QSB

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

       X          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
   ---------      EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

   ______  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


For the transition period from __________________ to __________________

Commission File Number 0-22080

                           MULTI-MARKET RADIO, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

        DELAWARE                                             13-3707697
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

150 EAST 58TH STREET - 19TH FLOOR
NEW YORK, NEW YORK                                                10155
(Address of principal executive offices)                         (Zip Code)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:                  (212) 407-9150


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Company's common equity outstanding as of May 14, 1996 is: Class A Common Stock, par value $.01, 3,217,350 shares; Class B
Common Stock, par value $.01, 140,000 shares; Class C Common Stock, par value $.01, 360,000 shares; and 1,838,650 Publicly Traded Redeemable Class A Warrants 1,840,000 Publicly Traded Redeemable Class B Warrants.


Transitional Small Business Disclosure Format.  Yes ______  No      X

                                   MULTI-MARKET RADIO, INC.
                                         FORM 10-QSB
                                            INDEX



                                                                        Page
                                                                        ----

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements. Consolidated Balance Sheets
        as of March 31, 1996 (unaudited) and December 31, 1995             3

        Consolidated Statements of Operations for the Three
        Months Ended March 31, 1996 and 1995 (unaudited)                   4

        Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 1996 and 1995 (unaudited)                   5

        Consolidated Statements of Stockholders' Equity as of
        March 31, 1996 (unaudited)                                         6

        Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis or Plan of
        Operation.                                                        10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 13

Item 6. Exhibits and Reports on Form 8-K.                                 13

SIGNATURES                                                                14

                     MULTI-MARKET RADIO, INC.
                    CONSOLIDATED BALANCE SHEET

                                                                                  March 31            December 31
                                                                                    1996                  1995
                                                                               ----------------      ---------------
                                                                                 (unaudited)
ASSETS
Cash & cash equivalents                                                             $3,959,815           $1,258,212
Accounts receivable, net of allowance of
  $270,436 in 1996 and $304,162 in 1995                                              3,437,335            4,232,995
Other current assets                                                                   470,495              429,060
                                                                               ----------------      ---------------
Total current assets                                                                 7,867,645            5,920,267

Property, plant and equipment, at cost:
          Land                                                                         651,070              723,070
          Buildings and improvements                                                   766,253              762,822
          Technical equipment                                                        2,075,346            3,077,350
          Furniture and equipment                                                      438,979              524,718
          Vehicles                                                                     119,216              123,066
                                                                               ----------------      ---------------
                                                                                     4,050,864            5,211,026
          Less- accumulated depreciation                                              (401,143)            (450,174)
                                                                               ----------------      ---------------
                                                                                     3,649,721            4,760,852
Other assets:
          Intangible assets, net                                                    48,948,016           55,745,735
          Deposits                                                                   1,871,000                    0
          Net assets to be sold                                                      5,050,000                    0
          Other assets                                                                  54,954               37,884
                                                                               ----------------      ---------------

Total Assets                                                                       $67,441,336          $66,464,738
                                                                               ================      ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities to affiliate                                                              $302,019             $175,070
Accounts payable and accrued expenses                                                1,555,061            1,678,754
Accrued interest                                                                     1,298,298              910,596
Current portion of long term debt                                                    1,826,000            1,804,000
                                                                               ----------------      ---------------
Total current liabilities                                                            4,981,378            4,568,420

Deferred taxes                                                                       7,373,483            7,303,483
Long term debt                                                                      39,341,049           39,677,937
Other liabilities                                                                       57,694              100,045
Station sales deposits                                                               3,562,903                    0
                                                                               ----------------      ---------------
Total liabilities                                                                   55,316,507           51,649,885

Stockholder's equity:
        Preferred Stock, par value $.01; 1,200,000 shares
           authorized; 201,250 shares issued and outstanding                             2,012                2,012
       Class A Common Stock, par value $.01; 15,000,000 shares
           authorized; 2,990,500 shares issued and outstanding in
           1996, and 2,990,000 in 1995                                                  29,905               29,900
       Class B Common Stock, par value $.01; 1,200,000 shares
           authorized; 140,000 shares issued and outstanding                             1,400                1,400
       Class C Common Stock, par value $.01; 700,000 shares
           authorized; 360,000 shares issued and outstanding                             3,600                3,600
       Warrants and options                                                            551,739              551,739
       Paid in Capital                                                              17,575,377           17,506,509
       Accumulated Deficit                                                          (6,039,204)          (3,280,307)
                                                                               ----------------      ---------------
Total Stockholders' Equity                                                          12,124,829           14,814,853
                                                                               ----------------      ---------------


Total Liabilities and Stockholders' Equity                                         $67,441,336          $66,464,738
                                                                               ================      ===============





                See notes to consolidated financial statements.
                                     - 3 -

                                             MULTI-MARKET RADIO, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE THREE MONTHS ENDED
                                               MARCH 31, 1996 & 1995
                                                    (unaudited)


                                                                                     1996                  1995
                                                                                    ------                ------
REVENUES
Net Revenues                                                                        $4,826,140           $1,796,427

EXPENSES
Station operating expenses                                                           3,092,636            1,254,736
Depreciation and amortization                                                          423,517              298,742
Corporate general and administrative expenses                                          622,337              220,807
Non-cash stock compensation                                                             64,999               80,000
                                                                               ----------------      ---------------
Total operating expenses                                                             4,203,489            1,854,285

Operating income (loss)                                                                622,651              (57,858)

Interest expense, net                                                               (1,338,415)               1,402
Net loss related to radio station acquisition /
  disposition transactions                                                          (2,040,572)                   0
Other expenses, net                                                                     (2,561)            (312,314)
                                                                               ----------------      ---------------

Loss before income taxes and extraordinary item                                     (2,758,897)            (368,770)

Provision for ( benefit from ) income taxes                                                  0                6,000
                                                                               ----------------      ---------------

Loss before extraordinary item                                                     ($2,758,897)           ($374,770)

Extraordinary item - loss on early
  extinguishment of debt                                                                     0             (328,571)
                                                                               ----------------      ---------------

Net loss                                                                            (2,758,897)            (703,341)
                                                                               ================      ===============

Per common share
- ----------------

Loss before extraordinary item                                                           (0.79)               (0.11)
Extraordinary item                                                                       (0.00)               (0.09)
                                                                               ----------------      ---------------

Net loss                                                                                ($0.79)              ($0.20)
                                                                               ================      ===============

Weighted average shares outstanding                                                  3,490,500            3,490,000




                                 See notes to consolidated financial statements.

                                              MULTI-MARKET RADIO, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE THREE MONTHS ENDED
                                               MARCH 31, 1996 AND 1995
                                                      (unaudited)


                                                                                    1996                  1995
                                                                               ----------------      ---------------
Cash Flows from Operating Activities:
Net loss                                                                           ($2,758,897)           ($703,341)
Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                                                    423,517              298,742
      Non cash stock compensation                                                       64,999               80,000
      Extraordinary item - debt extinguishment                                               0              328,571
      Provision for loss on pending sale of WRXR                                     1,539,838                    0
      Write off of pending acquisition and financing costs                             569,576                    0
      Gain on sale of WRSF                                                             (68,842)                   0
      Non cash interest expense                                                        248,316                    0
Changes in assets and liabilities-
      Accounts receivable                                                              795,660               95,265
      Other current assets                                                             (41,435)             109,994
      Other assets                                                                     (17,070)             (48,151)
      Receivables / liabilities due from / to affiliate                                126,949              (29,450)
      Accounts payable and accrued expenses                                           (123,693)           1,831,941
      Accrued interest                                                                 387,702             (127,019)
      Deferred taxes                                                                    70,000                    0
      Other                                                                            (42,351)                 843
                                                                               ----------------      ---------------

      Total adjustments                                                              3,933,166            2,540,736
                                                                               ----------------      ---------------

      Net cash provided by operating activities                                      1,174,269            1,837,395
                                                                               ----------------      ---------------

Cash Flows from Investing Activities:
Proceeds from deposits on sale of stations                                           3,562,903                    0
Proceeds from sale of WRSF                                                             900,000                    0
Disposition of net assets of radio station                                                   0               48,649
Payments for deposits on radio stations                                             (1,871,000)         (31,932,137)
Capital expenditures                                                                   (73,487)             (47,745)
                                                                               ----------------      ---------------
      Net cash provided by ( used for ) investing activities                         2,518,416          (31,931,233)

Cash Flows from Financing Activities:
Repayments of long term debt                                                          (440,000)          (6,478,309)
Proceeds from issuance of long term debt                                                     0           41,328,750
Debt issuance costs                                                                          0           (3,702,951)
Acquisition / financing costs for radio station purchase                              (554,957)                   0
Proceeds from sale of warrants                                                           3,875              446,250
                                                                               ----------------      ---------------
      Net cash ( used for ) provided by financing activities                          (991,082)          31,593,740
                                                                               ----------------
                                                                                                     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,701,603            1,499,902

Cash and cash equivalents at beginning of period                                     1,258,212              712,502
                                                                               ----------------      ---------------

Cash and cash equivalents at end of period                                          $3,959,815           $2,212,404
                                                                               ================      ===============

                                             MULTI-MARKET RADIO, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                   (unaudited)


                       CLASS A      CLASS B      CLASS C                                                                TOTAL
                       COMMON       COMMON      COMMON      PREFERRED      WARRANTS     PAID-IN   ACCUMULATED      STOCKHOLDERS'
                        STOCK        STOCK       STOCK        STOCK       &  OPTIONS    CAPITAL      DEFICIT           EQUITY
                      ---------   ----------   ----------   ----------   ------------   --------  ------------     -----------
Balances at
 December 31, 1995     $29,900      $1,400        $3,600       $2,012       $551,739    $17,506,508    $(3,280,307)    $14,814,852

Proceeds from
 exercise of
 warrants                    5                                                                3,870                          3,875
Non cash
 compensation                                                                                64,999                         64,999
Net loss for the
 three months ended
 March 31, 1996                                                                                         (3,768,897)     (2,758,897)
                 ------------------------------------------------------------------------------------------------------------------
Balances at
 March 31, 1996        $29,905      $1,400        $3,600       $2,012       $551,739    $17,575,377    $(6,039,204)    $12,124,829
                 ==================================================================================================================





                                  See notes to financial statements.

                           MULTI-MARKET RADIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 1996 and the results of operations and cash flows for the periods presented. Results for the interim period are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Multi-Market Radio, Inc. Annual Report (Form 10-KSB) for the year ended December 31, 1995.

2.       Recent Developments

SFX Acquisition

The Company has entered into an amended and restated agreement and plan of merger (the "SFX Acquisition") dated as of April 15, 1996 with SFX Broadcasting, Inc. ("SFX") pursuant to which the Company agreed to merge with and into a wholly - owned subsidiary of SFX. Following completion of the SFX Acquisition, the Company will become a wholly-owned subsidiary of SFX.

Upon consummation of the SFX Acquisition, and subject to certain conditions, the outstanding securities of the Company will be converted into shares of common stock of SFX as follows: (i) each share of the Company's Class A Common Stock and the Series B Convertible Preferred Stock will be converted into a fractional share of Class A Common Stock of SFX determined on the basis of the Exchange Ratio (as defined below) and (ii) each share of the Company's Class B Common Stock, Class C Common Stock and Original Preferred Stock will be converted into a fractional share of Class B Common Stock of SFX determined on the basis of the Exchange Ratio.

The Exchange Ratio is the fractional share of Class A Common Stock or Class B Common Stock of SFX as the case may be, to be issued to stockholders of the Company equal to the quotient obtained by dividing $11.50 by the average of the last reported bid and asked price of the Class A Common Stock of SFX for the 20 trading days prior to the 5th trading day preceding the consummation of the merger (the "SFX Stock Price"). The Exchange Ratio is subject to adjustment in the event that the SFX Stock Price is less than $32.00 or more than $42.00. No Fractional shares of SFX Common Stock will be issued in the merger. Persons entitled to receive fractional shares of SFX will receive cash in lieu thereof.

Upon the completion of the SFX Acquisition, each of the Company's outstanding options and stock appreciation rights will be assumed by SFX. Each option will be deemed to constitute an option to acquire, on the same terms and conditions as were previously applicable, the number of shares (rounded up to the nearest whole number) of SFX Class A Common Stock equal to the product of the number of shares of Class A Common Stock of MMR covered by the option multiplied by the Exchange Ratio at an exercise price equal to the quotient determined by dividing the exercise price per share of the Company's Class A Common Stock specified for such option by the Exchange Ratio (rounded down to the nearest whole cent).

Upon the completion of the SFX Acquisition, each of the Company's outstanding
(i) Class A Warrants and Class B Warrants, (ii) options issued pursuant to the unit purchase options issued to the underwriters of the Company's public offering in March 1994, (iii) warrants issued to the underwriters of the Company's initial public offering in July 1993, (iv) the warrants issued to the Huff Alternative Income Fund, L.P.and (v) options issued to Robert F.X. Sillerman outside the Company's stock option plans, shall be assumed by SFX.

Pursuant to the agreement, the Company has agreed to withdraw the registration statements with respect to its proposed offerings of 5,750,000 shares of Class
A Common Stock and $110 million in aggregate principal amount of its senior subordinated notes due 2006. For further information regarding the SFX Acquisition, see Form 8-K dated April 15, 1996 and filed by the Company with the Securities and Exchange Commission.

                           MULTI-MARKET RADIO, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
                                MARCH 31, 1996


Liberty Acquisition

On November 13, 1995, the Company and SFX entered into an exchange agreement (the "Letter Agreement") pursuant to which the Company agreed to acquire seven FM and four AM radio stations owned by Liberty Broadcasting, Inc. ("Liberty") and to assume a JSA from Liberty with respect to one FM station following the acquisition of Liberty by SFX (the "Liberty Acquisition"), in exchange for ten radio stations to be acquired by the Company.

Pursuant to the SFX Acquisition, the Company and SFX canceled the Letter Agreement and the Company agreed to use its commercially reasonable best efforts to transfer to SFX its rights under the following purchase agreements for the stations originally to be acquired by the Company and exchanged with SFX. On January 26, 1996, the Company entered into an agreement to acquire substantially all of the assets of WSTZ-FM and WZRX-AM, both operating in Jackson, Mississippi, for a purchase price of $3.5 million. On January 22, 1996, the Company entered into as agreement to acquire substantially all the assets of WROQ-FM, operating in Greenville, South Carolina, for a purchase price of $14.0 million. On January 18, 1996 the Company entered into an agreement to acquire substantially all of the assets of WTRG-FM and WRDU-FM both operating in the Greensboro, North Carolina market and WMFR-AM, WMAG-FM and WTCK-AM (formerly, WWWB-AM), each operating in the Greensboro, North Carolina market, for a purchase price of approximately $40.5 million, subject to adjustment based on the broadcast cash flow of WTRG-FM and WRDU-FM. On December 27, 1995, the Company entered into an agreement to acquire substantially all of the assets of KQUE-FM and KNUZ-AM, both operating in Houston, Texas, for a purchase price of $38.0 million. Based upon an audit conducted by an environmental consultant of one of the sites used in connection with KQUE-FM's and KNUZ-AM's business, the Company may elect to terminate such purchase agreement on or before June 15, 1996. Although the Company has not elected to terminate the purchase agreement, it is unlikely that the purchase agreement will be completed on the terms set forth therein, and the Company may attempt to negotiate a purchase agreement with the seller that reflects the environmental contamination at the site. There can be no assurance that the Company and the seller will be able to enter into an agreement with respect to the purchase of such stations. SFX and the Company have agreed that SFX will lend to the Company the financing necessary to complete the purchase of such stations and that the Company will immediately thereafter transfer the purchased assets to SFX.

In addition, SFX and the Company have agreed that following the Liberty Acquisition, SFX and the Company will enter into an LMA or JSA pursuant to which the Company will provide programming to and/or sell advertising on behalf of the following stations to be acquired by SFX from Liberty: WHCN-FM, WMRQ-FM and WPOP-AM, each operating in Hartford, Connecticut, WSNE-FM, WHJY-FM and WHJJ-AM, each operating in Providence, Rhode Island, WGNA-FM, WGNA-AM, WPYX-FM, WTRY-AM and WYSR-FM, each operating in the Albany, New York, and WMXB-FM, operating in Richmond, Virginia (collectively, the MMR Liberty Stations"). In connection with such LMA or JSA, the Company has agreed to pay to SFX a monthly fee in an amount equal to the broadcast cash flow of the MMR Liberty Stations. The LMA or JSA will terminate upon the completion of the SFX Acquisition or, in certain circumstances, the date of termination of the agreement with respect to the SFX Acquisition. In the event that the agreement with respect to the SFX Acquisition is terminated, except in certain circumstances, the Company will have the right, subject to FCC approval, to acquire the SFX interest in the MMR Liberty Stations for $100.0 million, or, in certain circumstances, to acquire the SFX interest in the MMR Liberty Stations pursuant to an exchange of stations intended to qualify as a like-kind exchange under Section 1031 of the Code. In addition, in the event that SFX fails to complete the Liberty Acquisition and the agreement with respect to the SFX Acquisition is terminated, except in certain circumstances, SFX will pay liquidated damages to the Company in the amount of $3.5 million.

Augusta Disposition
On March 25, 1996 the Company entered into an agreement to sell the assets of WRXR-FM and WKBG-FM to Wilks Broadcast Acquisitions, Inc. (the "Buyer") for a price of $5 million. A deposit of $300,000 was placed in an escrow account by the Buyer upon signing of the purchase agreement. Additionally, a local marketing agreement was entered into simultaneously with the signing of the purchase agreement pursuant to which the Buyer will provide programming on stations WRXR-FM and WKBG-FM from the date of the agreement until the closing of the transaction. The Company has recorded a loss of $1,539,838 related to this transaction.

Hartford Acquisition
On April 1, 1996, the Company entered into an agreement to acquire substantially all of the assets of WKSS-FM, Hartford, Connecticut, for an aggregate purchase price of $18 million. The Company has deposited $1.8 million in escrow to secure its obligations under the agreement. The purchase agreement contains customary covenants and conditions. The agreement may be terminated by either party if the other party has not cured a breach of the agreement within 30 days written notice or if the FCC consent is not obtained.

WRSF-FM Disposition
The Company completed the sale of WRSF-FM, Nags Head, North Carolina on March 28, 1996 and realized proceeds of $950,000. The Company recognized a gain of $68,842 on the sale of WRSF-FM.

KOLL-FM Disposition
On March 15, 1996, the Company entered into an agreement to sell KOLL-FM, Little Rock, Arkansas to Triathalon Broadcasting of Little Rock, for approximately $4 million. The Company received a deposit of $3.5 million and expects to complete the sale of KOLL-FM during the quarter ended June 30, 1996. The Company will not recognize a gain or loss on the sale of KOLL-FM since it was acquired as part of the acquisition of Southern Starr Broadcasting Corp., Inc. (the "Southern Starr Acquisition") on March 27, 1995.

MMR Myrtle Beach Acquisition
On April 29, 1996, the Company entered into an agreement to acquire WMYB-FM, Myrtle Beach, South Carolina, for $1.1 million. The purchase agreement contains customary covenants and conditions. The acquisition agreement may be terminated by either party if the FCC has not approved the acquisition by April 29, 1997. The Company is currently providing programming to the station pursuant to an LMA which will terminate upon the acquisition of the station by the Company.

On May 6, 1996, the Company filed an application with the Federal Communications Commission seeking the consent of the FCC to the conversion of the Company's outstanding Class C Common Stock and Original Preferred Stock held by Bruce Morrow and Robert F. X. Sillerman into shares of Class B Common Stock upon the happening of certain conversion events as described in the Company's Amended and Restated Certificate of Incorporation.

                           MULTI-MARKET RADIO, INC.
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition at March 31, 1996:

Working Capital                             $  2,886,267
Total Assets                                  67,441,336
Long Term Portion of Debt                     39,341,049
Stockholders' Equity                          12,124,829

Results of Operations
The Company's financial results are dependent upon a number of factors, including the general strength of the economy, population growth, ability to provide programming, local market competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies.

The industry benchmark, Broadcast Cash Flow ("BCF"), although not recognized for generally accepted accounting principles ("GAAP"), is defined as operating income (loss), before deduction for interest, taxes, depreciation, amortization and corporate expenses. The Company's Loan Agreement and Subordinated Debentures define BCF, as above, but exclude trade revenue and expense.

The Company has changed its presentation of BCF, from that provided in previous years, to include trade in its definition of BCF to conform to industry practice.

Comparison of Three Months Ended March 31, 1996 and 1995

Net revenues (total revenues less agency commissions) for the three months ended March 31, 1996 were $4,826,140 an increase of 168% over the three months ended March 31, 1995 net revenues of $1,796,427. The increase in net revenues is due primarily to revenues generated by the stations acquired on March 27, 1995 the Southern Starr Acquisition (the "Southern Starr Stations") including improved revenues at these stations since their acquisition. The Southern Starr stations accounted for $3,015,587 of total net revenues. The Company's net revenues for the first quarter 1996 assuming all stations currently owned and /or operated by the Company on March 31, 1996 would have increased 8.1% reaching $4,237,111.

Total operating expenses for the three months ended March 31, 1996 were $4,203,489 an increase of 126% over the three months ended March 31, 1995 operating expenses of $1,854,285. This increase is principally due to the acquisition of Southern Starr which accounted for $1,666,366 of the increase and higher corporate administrative expenses. Corporate expense increases are due primarily to an increase in the accrual of the Sillerman Communications Management Corporation ("SCMC") consulting fees, increased professional fees and increased travel expenses.

Operating income (loss) for the three months ended March 31, 1996 was $622,651, compared to an operating loss for the three months ended March 31, 1995 of $57,858 due to the factors discussed above.

Net interest expense for the three months ended March 31, 1996 of $1,338,415 increased 328% over the three months ended March 31, 1995 interest expense of $312,314. This increase is principally associated with increased borrowings associated with the Southern Starr Acquisition and higher interest rates on the Company's floating rate senior debt.

Net loss for the three months ended March 31, 1996 was $2,758,897 compared to a net loss of $703,341 for the three months ended March 31, 1995 due principally to increased interest expenses a provision for loss impairment of net assets on the sale of WRXR-FM / WKBG-FM in Augusta, Georgia and costs in connection with the Liberty acquisition.

                           MULTI-MARKET RADIO, INC.
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (cont)


BCF for the three months ended March 31, 1996 of $1,733,504 increased 220% over the three months ended March 31, 1995 BCF of $541,691. This increase is principally attributable to the Southern Starr acquisition and the improved operations of the Southern Starr Stations. The Company's BCF for the first quarter 1996 assuming all stations currently owned and / or operated by the Company on March 31, 1996, would have increased 40.8% to $1,783,006 from first quarter 1995.

Liquidity and Capital Resources

The Company's sources of funds have been cash flows from operations, and borrowings. On March 27, 1995, the Company financed the Southern Starr Acquisition with $19,422,000 in increased borrowings under the new $26,500,000 Loan Agreement with FINOVA and $15,428,750 in net proceeds from the Huff Subordinated Debentures and Huff Warrant proceeds of $446,250.

Cash flow from operating activities for the three months ended March 31, 1996 was $1,174,269. Cash flow provided by investing activities for the three months ended March 31, 1996 was $2,518,416. Cash flow used for financing activities for the three months ended March 31, 1996 was $991,082.


At March 31, 1996, the Company's debt consists of:

                                       FINOVA            HUFF           TOTAL
                                    ------------      -----------   -----------
Balance as of March 31, 1996         $25,342,921      $15,824,128   $41,167,049

Current portion of long term debt      1,826,000            --        1,826,000
                                    ------------      -----------   -----------
Long term debt                       $23,516,921      $15,824,128   $39,341,049
                                   =============      ===========   ===========

The Loan Agreement contains numerous covenants and customary events of defaults, including material misrepresentations, payment defaults, limitations on capital expenditures and SCMC fees and defaults which would result from a shortfall in certain financial ratios.

At March, 1996, the Company is in compliance with all covenants under the Loan Agreement and Subordinated Debentures.

The Company completed the sale WRSF-FM, Nags Head, North Carolina on March 28, 1996 and realized proceeds of $950,000. The Company recognized a gain of $68,842 on the sale of WRSF-FM.

On March 15, 1996, the Company entered into an agreement to sell KOLL-FM, Little Rock, Arkansas to Triathlon Broadcasting Company for approximately $4 million. The Company received a deposit of $3.5 million and expects to complete the sale of KOLL-FM during the quarter ended June 30, 1996. The final price will be subject to a fairness opinion and the Company will not recognize a gain or loss on the sale of this station since it was acquired as part of the Southern Starr Acquisition on March 27, 1995.

On March 25, 1996, the Company entered into an agreement to sell the assets of WRXR-FM and WKBG-FM to Wilks Broadcast Acquisitions, Inc. for a price of $5.0 million. The Company has recorded a provision for loss on the sale of WRXR-FM and WKBG-FM of $1,539,838. The Company expects to complete the sale of WRXR-FM and WKBG-FM during the quarter ended June 30, 1996.

                           MULTI-MARKET RADIO, INC.
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (cont.)



The Company has entered into a plan of merger (the "SFX Acquisition") dated as of April 15, 1996 with SFX Broadcasting, Inc. ("SFX") pursuant to which the Company agreed to merge with and into a wholly - owned subsidiary of SFX. Following the completion of the SFX Acquisition, the Company will become a wholly-owned subsidiary of SFX. In addition, the Company has entered into an agreement to acquire radio station WKSS-FM, Hartford, Connecticut, for a purchase price of $18.0 million of which $1.8 million was placed in escrow as a deposit by the Company. SFX has agreed to repay approximately $64.4 million of indebtedness of the Company, which includes indebtedness to be used to acquire WKSS-FM, from the proceeds to its financing and the anticipated exercise of the Company's Class A Warrants. The Company expects that its outstanding Class A Warrants to purchase 1,838,650 shares of the Company's
Class A Common Stock will be exercised at an exercise price of $7.75 per share, the Company is entitled to call such warrants for redemption at a nominal redemption price in the event that the trading price of the Company's Class A Common Stock exceeds $10.75 per share, on average, for twenty consecutive trading days following notice and a thirty-day opportunity to exercise such warrants. The Company anticipates that such notice will be issued and the warrants will be exercised within ninety days. Such exercise would result in net proceeds of approximately $13.6 million which would be used to fund a portion of the acquisition of WKSS-FM, Hartford, Connecticut.

The Company has also entered into agreements to acquire WROQ-FM, Greenville, South Carolina, WSTZ-FM and WZRX-AM, each operating in Jackson, Mississippi, WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina and WMFR-AM and WMAG-FM and WTCK-AM, each operating in Greensboro, North Carolina. The Company and SFX have agreed that SFX will finance the purchase of such stations and that the Company will immediately thereafter transfer the purchased assets to SFX. See Note 2 to the Consolidated Financial Statements.

If the SFX merger does not occur, the Company expects that the cash flows from operations will be sufficient to fund capital expenditures, quarterly principal payments under the Loan Agreement, and operations through 1999. The Company will require additional debt or equity financing to fund acquisitions of other stations, and, to fund debt maturing after 1999. There can be no assurance that the Company will be able to secure additional financing on acceptable terms, if at all, and depending upon the terms of any such financing, such financing may be restricted by the terms of the Indenture or the Loan Agreement.

                           MULTI-MARKET RADIO, INC.

PART II OTHER INFORMATION


Item 1.      Legal Proceedings

             In a complaint dated April 18, 1996, Paul Pops, who purports to be a stockholder of the Company, brought suit in the Supreme Court of the State of New York against the Company, each of the directors of the Company and Robert F.X. Sillerman seeking to enjoin the agreement with respect to the SFX Acquisition or, in the alternative, seeking monetary damages. The suit alleges that the consideration to be paid to the Company's stockholders in the agreement with respect to the SFX Acquisition is unfair and grossly inadequate. The suit also alleges that in connection with entering into the Agreement with respect to the SFX Acquisition, the directors of the Company violated their fiduciary duties to the Company and its stockholders and that SFX aided and abetted such violation. The plaintiff is seeking to have his suit certified as a class action representing the interests of the stockholders of the Company. The Company believes the suit to be without substantial merit and intends to vigorously defend the action.

Item 6.                    Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1 Form of Asset Purchase Agreement by and between the Company and Puritan Radiocasting Company dated April 29, 1996

10.2 Programming Agreement by and between the Company and Puritan Radiocasting Company dated April 5, 1996

10.3 Asset Purchase Agreement by and between the Company and Wilks Broadcast Acquisitions, Inc dated March 25, 1996

10.4 Local Marketing Agreement by and between the Company and Wilks Broadcasting Acquisitions, Inc March 25, 1996

10.5 Letter Agreement by and between the Company and Jones Eastern Radio of Augusta, Inc. dated March 4, 1996

10.6 Local Market Agreement by and between the Company and Jones Eastern Radio of Augusta, Inc.

10.7 Amendment No. 1 to Amended and Restated Financial Consulting and Marketing Agreement by and between the Company and Sillerman Communications Management Corporation dated March 1, 1996

10.8 Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger dated as of May 6, 1996 by and among SFX Broadcasting, Inc., SFX Merger Company and the Company

10.9 Local Market Agreement by and between Southern Starr of Arkansas, Inc. and Triathlon Broadcasting of Little Rock, Inc. dated March 15, 1996.

10.10 Fifth Amendment to Asset Purchase Agreement by and between the Company and Texas Coast Broadcasters, Inc. dated May 15, 1996

( b ) Reports on Form 8-K

A report on form 8-K was filed on April 18, 1996 under item 5 thereof ( other events ) to disclose the execution of an Agreement and Plan of Merger, dated April 15, 1996, among the Company, SFX and a wholly-owned subsidiary of SFX.

                           MULTI-MARKET RADIO, INC.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MULTI-MARKET RADIO, INC.



                                    /s/ Jerry D. Emlet
                                    ------------------------------------
                                        Jerry D. Emlet
                                        Treasurer & Chief Financial Officer



May 14, 1996