Form 10QSB/A
period 1996-03-31
MULTI MARKET RADIO INC
filed 1996-07-01
CIK 900302

FORM 10-QSB/A

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

                           MULTI-MARKET RADIO, INC.


 Item 6.                   Exhibits and Reports on Form 8-K

 (a)    Exhibits

+10.1 Form of Asset Purchase Agreement by and between the Company and Puritan Radiocasting Company dated April 29, 1996

+10.2 Programming Agreement by and between the Company and Puritan Radiocasting Company dated April 5, 1996

+10.3 Asset Purchase Agreement by and between the Company and Wilks Broadcast Acquisitions, Inc dated March 25, 1996

+10.4 Local Marketing Agreement by and between the Company and Wilks Broadcasting Acquisitions, Inc March 25, 1996

+10.5 Letter Agreement by and between the Company and Jones Eastern Radio of Augusta, Inc. dated March 4, 1996

+10.6 Local Market Agreement by and between the Company and Jones Eastern Radio of Augusta, Inc.

+10.7 Amendment No. 1 to Amended and Restated Financial Consulting and Marketing Agreement by and between the Company and Sillerman Communications Management Corporation dated March 1, 1996

+10.8 Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger dated as of May 6, 1996 by and among SFX Broadcasting, Inc., SFX Merger Company and the Company

+10.9 Local Market Agreement by and between Southern Starr of Arkansas, Inc. and Triathlon Broadcasting of Little Rock, Inc. dated March 15, 1996.

+10.10 Fifth Amendment to Asset Purchase Agreement by and between the Company and Texas Coast Broadcasters, Inc. dated May 15, 1996

 27     Financial Data Schedule

- -------------
+ Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 1996.


 (b) Reports on Form 8-K

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



June 28, 1996