Form 10-Q
period 1996-06-30
MULTI MARKET RADIO INC
filed 1996-08-14
CIK 900302

FORM 10-QSB


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from               to
                               -------------    -------------
Commission File Number 0-22080



                           MULTI-MARKET RADIO, INC.
       (Exact name of small business issuer as specified in its charter)


DELAWARE                                         13-3707697
(State or other jurisdiction of Incorporation    (IRS Employer Identification
or organization)                                 No.)

                             150 East 58th Street
                                  19th Floor
                              New York, NY 10155
                   (Address of principal executive offices)

                                (212) 407-9150
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and
(2) has been subject to such filling requirements for the past 90 days.
Yes X  No
   ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Company's common equity outstanding as of August 12, 1996 is: 3,556,740 shares of Class A Common Stock, par value $.01 per share; 140,000 shares of Class B Common Stock, par value $.01 per share; 360,000 shares of Class C Common Stock, par value $.01 per share, 1,473,260 Redeemable Class A Warrants and 1,840,000 Redeemable Class B Warrants.

Transitional Small Business Disclosure Format.  Yes    No  X
                                                   ---    ---

                           MULTI-MARKET RADIO, INC.
                                  FORM 10-QSB
                                     INDEX







                                                                          Page
                                                                          ----


PART I - FINANCIAL STATEMENTS
- -----------------------------



Item 1.        Financial Statements.
- -------        ---------------------
               Consolidated Balance Sheets as of June 30, 1996
               (unaudited) and December 31, 1995                             3


               Consolidated Statements of Operations for the Three
               Months Ended June 30, 1996 and 1995  (unaudited)              4


               Consolidated Statements of Operations for the Six
               Months Ended June 30, 1996 and 1995  (unaudited)              5


               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1996 and 1995  (unaudited)              6


               Consolidated Statement of Stockholders' Equity for the
               Six Months ended June 30, 1996 (unaudited)                    7


               Notes to Consolidated Financial Statements                    8


Item 2.        Management's Discussion and Analysis or Plan
- -------        --------------------------------------------
               of Operation.                                                 9
               -------------



PART II - OTHER INFORMATION
- ---------------------------



Item 1.        Legal Proceedings                                            14
- -------


Item 3.        Defaults Upon Senior Securities                              15
- -------

Item 6.        Exhibits and Reports on Form 8-K                             15
- -------

SIGNATURES                                                                  16
- ----------

Part 1 - Financial Statements
- -----------------------------
Item 1 - Financial Statements
- -----------------------------

                           MULTI-MARKET RADIO, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                June 30     December 31
                                                                                 1996           1995
                                                                               -----------   ------------
                                                                                (unaudited)
ASSETS
- ------
Cash & cash equivalents                                                           $922,110        $1,258,212
Accounts receivable, net of allowance of
  $244,317 in 1996 and $304,162 in 1995                                          4,162,042         4,232,995
Other current assets                                                               385,461           429,060
                                                                                ----------       -----------
Total current assets                                                             5,469,613         5,920,267


Property, plant and equipment, at cost:

          Land                                                                     651,070           723,070
          Buildings and improvements                                               770,883           762,822
          Technical equipment                                                    2,123,089         3,077,350
          Furniture and equipment                                                  444,658           524,718
          Vehicles                                                                 137,811           123,066
                                                                                ----------       -----------
                                                                                 4,127,511         5,211,026
          Less-accumulated depreciation                                           (478,380)         (450,174)
                                                                                ----------       -----------
                                                                                 3,649,131         4,760,852
Other assets:

          Intangible assets, net                                                48,433,950        55,745,735
          Deposits on pending radio station acquisitions                         2,228,954                 0
          Net assets to be sold                                                  5,000,000                 0
          Other assets                                                              27,074            37,884
                                                                                ----------       -----------
Total Assets                                                                   $64,808,722       $66,464,738
                                                                                ==========       ===========
LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
Liabilities to affiliates                                                       $2,581,063          $175,070
Accounts payable and accrued expenses                                            1,660,973         1,678,754
Accrued interest                                                                   600,466           910,596
Current portion of long term debt                                                1,848,000         1,804,000
                                                                                ----------       -----------
Total current liabilities                                                        6,690,502         4,568,420


Deferred taxes                                                                   7,240,981         7,303,483
Long term debt                                                                  39,001,081        39,677,937
Other liabilities                                                                        0           100,045
Deposit on pending radio station sale                                            3,500,000                 0
                                                                                ----------       -----------
Total liabilities                                                               56,432,564        51,649,885

Stockholders' equity:

       Preferred Stock, par value $.01; 1,200,000 shares
           authorized; 201,250 shares issued and outstanding                         2,012             2,012
       Class A Common Stock, par value $.01; 15,000,000 shares
           authorized; 2,992,900 shares issued and outstanding in
           1996, and 2,990,000 in 1995                                              29,929            29,900
       Class B Common Stock, par value $.01; 1,200,000 shares
           authorized; 140,000 shares issued and outstanding                         1,400             1,400
       Class C Common Stock, par value $.01; 700,000 shares
           authorized; 360,000 shares issued and outstanding                         3,600             3,600
       Warrants and options                                                        551,739           551,739
       Paid in capital                                                          17,658,876        17,506,509
       Accumulated deficit                                                      (9,871,398)       (3,280,307)
                                                                                ----------       -----------
Total Stockholders' Equity                                                       8,376,158        14,814,853
                                                                                ----------       -----------
Total Liabilities and Stockholders' Equity                                     $64,808,722       $66,464,738
                                                                               ===========       ===========

               See notes to consolidated financial statements.

                           MULTI-MARKET RADIO, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                            June 30, 1996 and 1995
                                  (unaudited)



                                                                     1996           1995
                                                                     ----           ----

REVENUES
- --------
Net revenues                                                      $5,317,326     $5,453,708
                                                                  ----------    -----------

EXPENSES
- --------
Station operating expenses                                         3,161,079      3,159,570
Depreciation and amortization                                        386,162        667,345
Corporate general and administrative expenses                        652,665        402,448
Non-cash stock compensation                                           65,001        273,400
                                                                  ----------    -----------
Total operating expenses                                           4,264,907      4,502,763
                                                                  ----------    -----------

Operating income                                                   1,052,419        950,945

Interest expense                                                  (1,270,669)    (1,538,192)
Net loss related to radio station disposition                       (125,000)             0
Write-off of acquisition and financing costs                        (139,261)             0
Costs related to pending merger with SFX Broadcasting, Inc.       (3,348,678)             0
Other expenses, net                                                   (1,004)        (1,295)
                                                                  ----------    -----------

Loss before income taxes                                          (3,832,193)      (588,542)
Provision for income taxes                                                 0         67,000
                                                                  ----------    -----------

Net loss                                                          (3,832,193)      (655,542)
                                                                  ==========    ===========

Per common share
- -----------------

Net loss                                                              ($1.10)        ($0.19)
                                                                  ==========    ===========

Weighted average shares outstanding                                3,490,500      3,490,000





                See notes to consolidated financial statements.

                           MULTI-MARKET RADIO, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE SIX MONTHS ENDED
                            June 30, 1996 and 1995
                                  (unaudited)



                                                                    1996            1995
                                                                 ------------   -----------


REVENUES
- --------
Net revenues                                                     $10,143,466     $7,250,135
                                                                 ------------   -----------


EXPENSES
- --------
Station operating expenses                                         6,253,716      4,414,306
Depreciation and amortization                                        809,679        966,087
Corporate general and administrative expenses                      1,275,003        623,255
Non-cash stock compensation                                          130,000        353,400
                                                                 ------------   -----------
Total operating expenses                                           8,468,398      6,357,048
                                                                 ------------   -----------


Operating income                                                   1,675,068        893,087

Interest expense, net                                             (2,609,084)    (1,850,506)
Net loss related to radio station dispositions                    (1,595,996)             0
Write-off of acquisition and financing costs                        (708,837)             0
Costs related to pending merger with SFX Broadcasting, Inc.       (3,348,678)             0
Other expenses, net                                                   (3,564)           107
                                                                 ------------   -----------

Loss before income taxes and extraordinary item                   (6,591,091)      (957,312)

Provision for income taxes                                                 0         73,000
                                                                 ------------   -----------

Loss before extraordinary item                                   ($6,591,091)   ($1,030,312)


Extraordinary item - loss on early
  extinguishment of debt                                                  $0      ($328,571)
                                                                 ------------   -----------

Net loss                                                         ($6,591,091)   ($1,358,883)
                                                                 ============   ===========

Per common share
- ----------------

Loss before extraordinary item                                       ($1.89)         ($0.30)
Extraordinary item                                                    (0.00)          (0.09)
                                                                 ------------   -----------

Net loss                                                             ($1.89)         ($0.39)
                                                                 ============   ===========

Weighted average shares outstanding                              $3,490,500      $3,490,000




                See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                      JUNE 30, 1996 and 1995 (unaudited)



                                                                     1996           1995
                                                                 ------------   -----------

Cash Flows from Operating Activities:
- -------------------------------------
Net loss                                                         ($6,591,091)   ($1,358,883)
Adjustments to reconcile net loss to net cash
      used for operating activities:
      Depreciation and amortization                                 $809,679       $966,087
      Non cash stock compensation                                   $130,000       $353,400
      Extraordinary item - debt extinguishment                            $0       $328,571
      Debt issuance costs                                                 $0    ($4,040,128)
      Gain on sale of WRSF                                          ($68,842)            $0
      Loss on dispositions of radio stations                      $1,664,838             $0
      Write off of pending acquisition and financing costs          $708,837             $0
      Non cash interest expense                                      491,835              0
Changes in assets and liabilities-
      Accounts receivable                                             70,953       (564,769)
      Other current assets                                            54,759         36,835
      Other assets                                                    10,810          5,168
      Liabilities to affiliate                                     2,405,993         86,698
      Accounts payable and accrued expenses                          (17,781)       158,669
      Accrued interest                                              (310,130)       720,104
      Deferred taxes                                                 (62,502)             0
      Other liabilities                                             (100,045)         7,380
                                                                 ------------   -----------

      Total adjustments                                            5,788,404     (1,941,985)
                                                                 ------------   -----------
      Net cash used for operating activities                        (802,687)    (3,300,868)
                                                                 ------------   -----------


Cash Flows from Investing Activities:
- -------------------------------------
Proceeds from deposits on sale of stations                         3,500,000        504,730
Acquisition of net assets of radio station                                 0       (827,714)
Deferred costs - pending acquisitions/financing                            0        352,686
Acquisition/financing costs for radio stations purchased            (746,723)             0
Acquisition of Southern Starr                                              0    (31,932,137)
Proceeds from Sale of radio stations                                 950,000         48,649
Payments for deposits on radio stations                           (2,228,954)             0
Capital expenditures                                                (150,134)      (308,139)
                                                                 ------------   -----------
      Net cash provided by (used for) investing activities         1,324,189    (32,161,925)


Cash Flows from Financing Activities:
- -------------------------------------
Repayments of long term debt                                        (880,000)    (6,478,309)
Proceeds from issuance of long term debt                                   0     41,928,750
Proceeds from sale of warrants                                             0        446,250
Proceeds from exercise of warrants                                    22,396              0
                                                                 ------------   -----------
      Net cash provided by (used for) financing activities          (857,604)    35,896,691
                                                                 ------------   -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (336,102)       433,898

Cash and cash equivalents at beginning of period                   1,258,212        712,502
                                                                 ------------   -----------


Cash and cash equivalents at end of period                           922,110      1,146,400
                                                                 ===========    ===========




                See notes to consolidated financial statements.

                           MULTI-MARKET RADIO, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE SIX MONTHS ENDED JUNE 30, 1996 (unaudited)






                                               Class A  Class B  Class C                                       Total
                                    Preferred  Common   Common   Common    Warrants   Paid-in  Accumulated  Stockholders'
                                      Stock     Stock    Stock    Stock   & Options   capital    Deficit       Equity
                                   --------------------------------------------------------------------------------------

Balances at December 31,1995        $2,012     $29,900  $1,400   $3,600   $551,739   $17,506,509  ($3,280,307) $14,814,853

Proceeds from exercise of warrants                  29                                    22,367                    22,396
Non cash stock compensation                                                              130,000                   130,000

Net loss                                                                                           (6,591,091)  (6,591,091)
- --------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1996           $2,012     $29,929  $1,400   $3,600  $551,739    $17,658,876  ($9,871,398)  $8,376,158
==========================================================================================================================



               See notes to consolidated financial statements.

                           MULTI-MARKET RADIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the company at June 30, 1996 and the results of operations and cash flows for the periods presented. Results for the interim period are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Multi-Market Radio, Inc. Annual Report (Form 10-KSB) for the year ended December 31, 1995.

2.  Recent Developments

Merger with SFX Broadcasting, Inc.

Multi-Market Radio, Inc. ("MMR" or the "Company") has entered into an Agreement and Plan of Merger, dated as of April 15, 1996, as amended (the "Merger Agreement") pursuant to which, subject to stockholder approval and satisfaction of certain other conditions, MMR agreed to merge with and into a wholly-owned subsidiary of SFX Broadcasting, Inc. ("SFX"). Pursuant to the Merger Agreement, MMR anticipated entering into a local marketing agreement ("LMA") or joint sales agreement ("JSA") with respect to WYSR-FM, which SFX currently operates pursuant to a JSA and with SFX pursuant to which MMR will provide programming to and sell advertising on behalf of the following stations acquired by SFX from Liberty Broadcasting: WCHN-FM, WMRQ-FM and WPOP-AM, each operating in Hartford, Connecticut, WSNE-FM, WHJY-FM and WHJJ-AM, each operating in Providence, Rhode Island, WGNA-FM, WGNA-AM, WPYX-FM, WTRY-AM and WYSR-FM, each operating in Albany, New York and WMXB-FM, operating in Richmond, Virginia ( collectively, the "MMR Liberty Stations"). It is anticipated that the LMA will provide that substantially all of the Broadcast Cash Flow ( as defined herein) generated by these stations will be paid by MMR to SFX. In the event that the Merger Agreement is terminated, except in certain circumstances, MMR will have the right, subject to the receipt of FCC approval to acquire SFX's interests in the MMR Liberty Stations for $100 million, or, in certain circumstances, to acquire SFX's interests in the MMR Liberty Stations pursuant to an exchange intended to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986.

During the quarter ended June 30, 1996, the Company incurred investment banking fees, legal fees and other expenses totalling $3,348,678 in connection with the pending merger with SFX, including a $2,000,000 investment banking fee paid to Sillerman Communications Management Corporation ("SCMC"), an affiliate which was paid to SCMC by SFX on behalf of the Company as part of the SFX Loan, (as herein defined).

Augusta Disposition

On July 10, 1996 the Company sold the assets of WRXR-FM and WKBG-FM for $5 million. A loss of $1,539,838 was recognized during the quarter ended March 31, 1996 in connection with this transaction.

WAEG-FM and WAEJ-FM Disposition

On June 4, 1996 the Company entered into an LMA with Davis Broadcasting, Inc. ("Davis") whereby Davis began providing services to WAEG-FM and WAEJ-FM operating in Augusta, Georgia. Davis also agreed to assume the Company's obligations to acquire the stations although the Company has guaranteed this obligation.


WCHZ-FM Disposition

The Company sells advertising on WCHZ-FM operating in Augusta, Georgia pursuant to a JSA which is scheduled to terminate in December 1996. The Company has determined not to exercise its option to acquire this station and is currently negotiating a early termination of the JSA. The Company recorded a loss of $125,000 during the quarter ended June 30, 1996 to reflect the write-off of the amount paid by the Company for the option to purchase WCHZ-FM.

KOLL-FM Disposition

On March 15, 1996, MMR entered into an LMA and an agreement to sell KOLL-FM, operating in Little Rock, Arkansas to Triathlon Broadcasting Company ("Triathlon"), an affiliate, for $4.1 million based on an independent valuation performed by a nationally recognized appraisal firm. MMR received a deposit of $3.5 million which will be credited towards the purchase price of the station and expects to complete the sale of KOLL-FM during the quarter ended September 30, 1996. MMR entered into a definitive agreement for this sale on July 15, 1996. No gain or loss will be recognized on the sale of this station.

WKSS-FM Acquisition

On April 1, 1996, the Company entered into an agreement to acquire substantially all of the assets of WKSS-FM, operating in Hartford, Connecticut, for an aggregate purchase price of $18 million. The Company has deposited $1.8 million in escrow to secure its obligations under the agreement. The purchase agreement contains customary covenants and conditions. The agreement may be terminated by either party if the other party has not cured a breach of the agreement within 30 days written notice. The FCC consent has been obtained and the Company anticipates finalizing this transaction during the third quarter of 1996.

In order to fund the acquisition of WKSS-FM and its working capital needs prior to the completion of the Merger with SFX, MMR expects to enter into a loan agreement with SFX whereby SFX will lend MMR $18.0 million for the acquisition of WKSS-FM and up to an additional $5.0 million for its working capital needs (the "SFX Loan"). It is anticipated that the SFX loan will bear interest at a rate of 12%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition at June 30, 1996:

Working Capital               $  (1,220,889)
Total Assets                     64,808,722
Debt                             40,849,081
Stockholders' Equity              8,376,158

Results of Operations

The Company's financial results are dependent upon a number of factors, including the general strength of the economy, population growth, ability to provide programming, local market competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies.

Broadcast cash flow ( defined as net revenues less station operating expenses) is not a measurement of performance calculated in accordance with Generally Accepted Accounting Principles ("GAAP"), however, MMR believes that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measurement of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, broadcast cash flow should not be considered in isolation or a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining MMR's operating performance or liquidity which is calculated in accordance with GAAP.

Comparison of Three Months Ended June 30, 1996 and 1995

Net revenues (total revenues less agency commissions) for the three months ended June 30, 1996 were $5,317,326 a decrease of 3% compared to net revenues of $5,453,708 for the three months ended June 30, 1995 This decrease is due to the disposition of radio stations WRXR-FM, WKBG-FM, WRSF-FM and KOLL-FM during 1996. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell, the Company's net revenues for the second quarter 1996 would have increased 8% reaching $4,860,314.

Total operating expenses for the three months ended June 30, 1996 were $4,264,907 a decrease of 5% below the three months ended June 30, 1995 operating expenses of $4,502,763. This decrease is primarily due to the disposition of WRXR-FM, WKBG-FM, WRSF-FM and KOLL-FM. The decrease in depreciation and amortization expense is due to the sale of stations in 1996 and the expiration of a two year non-compete agreement related to MMR's acquisition of WPKX-FM in July 1993. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell, the Company's station operating expenses for the second quarter 1996 would have increased 5% reaching $2,545,248. Corporate expenses also increased due to higher consulting and professional fees and higher payroll costs.

Operating income for the three months ended June 30, 1996 was $1,052,419, an increase of 11% compared to operating income for the three months ended June 30, 1995 of $950,945 due to the factors discussed above.

Interest expense for the three months ended June 30, 1996 of $1,270,669 represents a decrease of 17% below the three months ended June 30, 1995 interest expense of $1,538,192. This decrease is due to lower total borrowings and lower interest rates on the Company's floating rate debt.

Net loss related to radio station disposition of $125,000, represents the write-off of a $125,000 purchase option fee previously paid following management's decision not to purchase WCHZ-FM operating in Augusta, Georgia.

Write-off of acqusition and financing costs of $139,261 represents costs associated with MMR's proposed transaction with Liberty that was terminated upon the SFX Merger Agreement.

Costs incurred in the quarter ended June 30, 1996, related to the pending merger with SFX Broadcasting, Inc. totalled $3,348,678.

Net loss for the three months ended June 30, 1996 was $3,832,194 compared to a net loss of $655,542 for the three months ended June 30, 1995 due to the factors discussed above.

Broadcast cash flow for the three months ended June 30, 1996 of $2,156,248 represents a decrease of 6 % from the three months ended June 30, 1995 Broadcast cash flow of $2,294,138. This decrease is principally due to the disposition of radio stations as described above. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell, the Company's broadcast cash flow would have increased 11% to $2,315,066 from second quarter 1995.

Comparison of Six Months Ended June 30, 1996 and 1995

Net revenues for the six months ended June 30, 1996 were $10,143,466 an increase of 37% over the six months ended June 30, 1995 net revenues of $7,250,135. This increase is principally due to the revenues generated by the stations acquired on March 27, 1995 in the Southern Starr Acquisition (the "Southern Starr Stations") including improved revenue at these stations since their acquisition offset, in part, by subsequent station dispositions. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell, the Company's net revenues for the six months ended June 30, 1996 would have increased 8% reaching $8,885,029.

Total operating expenses for the six months ended June 30, 1996 was $8,468,396 an increase of 33% over the six months ended June 30, 1995 operating expenses of $6,357,048. This increase is principally due to the acquisition of the Southern Starr Stations. Corporate expense also increased due to the Southern Starr acquisition, higher consulting and professional fees and higher payroll costs. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell, the Company's station operating expenses for the six months ended June 30, 1996 would have decreased 3% to $4,767,791.

Depreciation and amortization for the six months ended June 30, 1996 was $809,679 or a decrease of $156,408 principally related to the termination of the WPKX-FM covenant not to compete and the sale of WRXR-FM and WKBG-FM.

Operating income for the six months ended June 30, 1996 was $1,675,070 an increase of 88%, compared to the six months ended June 30, 1995 of $893,087 due to the factors discussed above.

Net interest expense for the six months ended June 30, 1996 was $2,609,084, an increase of 41% compared to the six months ended June 30, 1995 of $1,850,506. This increase is principally the result of increased borrowings associated with the Southern Starr Acquisition.

Net loss for the six months ended June 30, 1996 was $6,591,091 compared to a net loss of $1,358,883 for the six months ended June 30, 1995. The increase is primarily due to a provision for loss impairment of net assets on the sale of WRXR-FM and WKBG-FM in Augusta , Georgia and costs incurred in connection with the pending merger with SFX Broadcasting, Inc.

Broadcast cash flow for the six months ended June 30, 1996 was $3,889,752 an increase of 37% over the six months ended June 30, 1995, Broadcast Cash Flow of $2,835,829. This increase is due to the Southern Starr acquisition and the improvement of those operations since the acquisition date. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell, the Company's broadcast cash flow would have increased 24% reaching $4,117,238.

Liquidity and Capital Resources

MMR's sources of funds have been cash flows from operations, borrowings and sales of equity securities.

Cash flow used for operating activities for the six months ended June 30, 1996 was $802,687. Cash flow provided by investing activities for the six months ended June 30, 1996 was $1,324,189. Cash flow used for financing activities for the six months ended June 30, 1996 was $857,604.

At June 30, 1996, MMR's debt consists of:
                                                     SENIOR
                                    FINOVA LOAN   SUBORDINATED
                                     AGREEMENT     DEBENTURES     TOTAL
                                    -----------   ------------    -----
Balance as of June 30, 1996         $24,900,000   $15,949,081  $40,849,081

Current portion of long term debt     1,848,000            --    1,848,000

Long term debt                      $23,052,000    $15,949,081  $39,001,081


The loan agreement between MMR and Finova Capital Corporation ( the " Finova Loan Agreement") contains numerous and customary events of defaults, including material misrepresentations, payment defaults, limitations on capital expenditures and fees to SCMC and default which would result from a shortfall in certain financial ratios.

At June 30, 1996, MMR was in compliance with all covenants under the Finova
Loan Agreement and the MMR Subordinated Debentures. The Finova Loan Agreement contains a covenant which places an annual limitation on the amount of MMR's corporate overhead. Management of MMR has determined that for 1996 its corporate overhead has exceeded the annual limitation in the Finova Loan Agreement during the quarter ended September 30, 1996. Based on the default, Messrs. Sillerman and Ferrel have notified MMR that they intend to convert their non-voting MMR Class C Shares and MMR Original Preferred Shares into voting MMR Class B Shares, subject to required regulatory approval. Management of MMR has been informed by Finova that a waiver is forthcoming.

MMR has entered into the Merger Agreement pursuant to which, subject to stockholder approval and satisfaction of certain other conditions, MMR agreed to merge with and into a wholly-owned subsidiary of SFX. Management of MMR currently anticipates that the Merger will close within approximately 60 days. Pursuant to the Merger Agreement, MMR anticipates entering into an LMA (or JSA with respect to WYSR-FM, which SFX currently operates pursuant to a JSA) with SFX pursuant to which MMR will provide programming to and sell advertising on the MMR Liberty Stations. It is anticipated that the LMA will provide that substantially all of the broadcast cash flow generated by these stations will be paid by MMR to SFX. In addition, it is anticipated that SFX will repay all amounts outstanding under MMR's Finova Loan Agreement and Subordinated Debentures simultaneously with the consummation of the Merger, and will treat any amounts outstanding under the SFX Loan as a contribution to capital. In the event that the Merger Agreement is terminated, except in certain circumstances, MMR will have the right, subject to the receipt of FCC approval to acquire SFX's interests in the MMR Liberty Stations for $100 million, or, in certain circumstances, to acquire SFX's interests in the MMR Liberty Stations pursuant to an exchange intended to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986.

On March 15, 1996, MMR entered into an LMA and an agreement to sell KOLL-FM, Little Rock, Arkansas to Triathlon Broadcasting Company for $4.1 million, based on an independent valuation. MMR received a deposit of $3.5 million which will be credited towards the purchase price of the station and expects to complete the sale of KOLL-FM during the quarter ended September 30, 1996. MMR entered into a definitive agreement for this sale on July 15, 1996. No gain or loss will be recognized on the sale of this station.

On July 10, 1996, MMR sold the assets of the Augusta Stations for a price of $5.0 million. MMR has recorded a loss on the sale of the Augusta Stations of $1,539,838. The Company used $2,769,607 of the proceeds to pay down the outstanding balance under the Finova Loan Agreement.

In April 1996, MMR entered into an agreement to acquire radio station WKSS-FM, Hartford, Connecticut, (the "Hartford Acquisition") for a purchase price of $18.0 million of which a letter of credit in the amount of $1.8 million was placed in escrow as a deposit by MMR. In order to fund the acquisition of WKSS-FM and its working capital needs prior to the completion of the Merger, MMR expects to enter into the SFX Loan whereby SFX will lend MMR $18.0 million for the acquisition of WKSS-FM and up to an additional $5.0 million for its working capital needs. See "Part 1 - Financial Statements - Item 1 - Financial Statements - 2. Recent Developments - Merger with SFX Broadcasting, Inc." It is anticipated that the SFX Loan will bear interest at a rate of 12%. Upon completion of the Merger, SFX has agreed to treat the loan as a contribution to MMR's capital. In the event that the Merger is not consummated, MMR will be required to transfer WKSS-FM to SFX, subject to the receipt of prior FCC approval, in satisfaction of $18.0 million of the loan balance and to repay all remaining unpaid principal and interest within 30 days of the abandonment of the Merger; provided, however, that in the event the Merger Agreement is terminated and MMR exercises its right to acquire the MMR Liberty Stations, MMR must repay the entire amount of the SFX Loan in cash. In addition, it is anticipated that SFX will repay all amounts outstanding under MMR's Finova Loan Agreement and Subordinated Debentures simultaneously with the consummation of the Merger, and will treat any amounts outstanding under the SFX Loan as a contribution to capital.

MMR expects that the outstanding MMR Class A Warrants to purchase MMR Class A Shares will be exercised at an exercise price of $7.75 per share. MMR is entitled to call such warrants for redemption at a nominal redemption price in the event that the trading price of the MMR Class A Shares exceeds $10.75 per share, on average, for 20 consecutive trading days. MMR anticipates that such notice will be issued and Class A warrants will be exercised within 90 days. As of August 12, 1996, 366,740 warrants have been exercised and 1,473,260 warrants are outstanding.

In connection with the pending SFX merger, the Company intends to commence an offering to exchange shares of its Class A Common Stock for its Class B Warrants at a ratio of 5 Class B Warrants for one share of Class A Common Stock.

MMR entered into agreement to acquire WROQ-FM, Greenville, South Carolina, WSTZ-FM and WZRX-AM each operating in Jackson, Mississippi, WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina and WMFR-AM, WMAG-FM and WTCK-AM, each operating in Greensboro, North Carolina. MMR and SFX subsequently agreed that SFX would finance the purchase of such stations and that MMR would immediately thereafter transfer the purchased assets to SFX. The acquisitions of WROQ-FM, WTRG-FM, WRDU-FM, WMFR-AM, WMAG-FM and WTCK-AM were consummated in June 1996 and such stations were simultaneously transferred to SFX.

In August 1995, the MMR stockholders approved the adoption of a compensation plan pursuant to which MMR would issue up to 200,000 shares of Series A Convertible Preferred Stock, par value $.01 per share of MMR (the "MMR Series A Preferred Shares") and 200,000 MMR Series B Preferred Shares. Of each such series of convertible preferred stock of MMR, 40,000, 10,000, 5,000, 5,000, 80,000, 40,000 and 20,000 shares were issued in July 1996 to Michael G. Ferrel, Bruce Morrow, Edward Simon, Myles Schumer, Robert F.X. Sillerman, SCMC and Howard J. Tytel, respectively.

The terms of the MMR Series A Preferred Shares provided that they would convert, on a share for share basis, into an equal number of MMR Class A Shares in the event that Broadcast Cash Flow equaled or exceeded $5.0 million for the fiscal year ending December 31, 1995, and the terms of the MMR Series B Preferred Shares provide that they will be converted on a share for share basis, into an equal number of shares of MMR Class A Shares in the event that Broadcast Cash Flow equals or exceeds $10.0 million for the fiscal year ending December 31, 1997. However, in no event shall any MMR Series A Preferred Shares or MMR Series B Preferred Shares be converted unless the closing sale price of an MMR Class A Share for the 30 trading days immediately preceding such conversion exceeds $7.50 per share. The terms of the MMR Series A Preferred Shares and the MMR Series B Preferred Shares provide that, if the performance goals are not met, the shares will be redeemed for $.01 per share. MMR achieved Broadcast Cash Flow of at least $5.0 million in 1995 and accordingly, all of the MMR Series A Convertible Preferred Stock were converted into an equal number of MMR Class A Shares on July 31, 1996. On July 31, 1996 the holders of the MMR Class A Shares issuable upon conversion of the MMR Series A Preferred Shares and the holders of the MMR Series B Preferred Shares entered into an escrow arrangement with respect to such shares. Pursuant to such escrow arrangement, such shares shall be released from escrow ratably over a five-year period commencing in April 1997. Such shares may not be transferred until released from escrow but they may be voted while in escrow.

During the quarter ended September 30, 1996, MMR will begin to incur non-cash charges to earnings, which will equal the fair market value of the MMR Class
A Shares issued on July 31, 1996, upon conversion of the MMR Series A Preferred Shares, amortized over the escrow period. Additional charges will be incurred beginning in the quarter in which the MMR Series B Preferred Shares become probable of being converted. Such charges could substantially reduce MMR's net income for financial reporting purposes during such periods. The conversion of such stock will also result in dilution to the holders of the MMR Class A Shares.

MMR expects that cash flow from operations together with borrowings available under the SFX Loan will be sufficient to fund the Hartford Acquisition, capital expenditures, quarterly principal payments under the Finova Loan Agreement, and operations through the expected closing of the Merger. In the event that the Merger is not consummated, MMR will require additional debt or equity financing to fund the repayment of the SFX Loan, the payment of any termination fees payable pursuant to the Merger Agreement, future acquisitions (including the MMR Liberty Stations and WKSS-FM) and repayment of outstanding debt. There can be no assurance that MMR will be able to secure additional financing on acceptable terms, if at all, and depending upon the terms of any such financing, such financing may be restricted by the terms of the indenture relating to the MMR Subordinated Debentures or the Finova Loan Agreement. MMR may be required to pay SFX certain liquidated damages, or may be entitled to receive liquidated damages from SFX, if the Merger does not occur.


PART II-OTHER INFORMATION

ITEM 1.  Legal proceedings

In a complaint (Civil Action No. 602056-96) dated April 18, 1996, Paul Pops, who purports to be a stockholder of MMR, brought suit in the Supreme Court of the State of New York against MMR, each of the directors of MMR, SFX and Robert F. X. Sillerman, a significant stockholder of MMR and the Chief
Executive Officer and a director of SFX, seeking to enjoin the Merger or, in the alternative, seeking monetary damages. The suit alleges that the consideration to be paid to the MMR stockholders in the terms of the Merger is unfair and grossly inadequate. The suit also alleges that in connection with entering into the MMR Merger Agreement, the directors of MMR violated their fiduciary duties to MMR and its stockholders and that SFX aided and abetted such violation. The plaintiff is seeking to have his suit certified as a class action representing the interests of the stockholders of MMR. The defendants consider the case to be without merit and have filed a motion to dismiss the complaint for failure to state a cause of action. SFX and MMR are engaged in discussions with the plaintiff's counsel regarding the plaintiff's objections to the Merger Agreement and do not believe the litigation will materially delay the consummation of the MMR Merger.

In the opinion of management, there are no other material threatened or pending legal proceedings against the Company or any entity affiliated with Mr. Sillerman which, if adversely decided, would have a material effect on the financial condition or prospects of the Company.

ITEM 3.  Defaults Upon Senior Securities

The Finova Loan Agreement contains numerous and customary events of defaults, including material misrepresentation, payment dafaults, limitations on capital expenditures and SCMC fees and default which would result from a shortfall in certain financial ratios.

At June 30, 1996, MMR was in compliance with all covenants under the Finova Loan Agreement and the MMR Subordinated Debentures. The Finova Loan Agreement contains a covenant which places an annual limitation on the amount of MMR's corporate overhead. Management of MMR has determined that it is likely that its corporate overhead has exceeded the annual limitation in the Finova
Loan Agreement during the quarter ended September 30, 1996. Messrs. Sillerman and Ferrel have notified MMR that they intend to convert their non-voting MMR Class C Shares and MMR Original Preferred Shares into voting MMR Class B Shares upon any such default. Management of MMR has been informed by Finova that a waiver is forthcoming.

ITEM 6.  Exhibits and Reports on Form 8-K.

Exhibits
- --------

10.1 Asset Purchase Agreement dated as of July 15, 1996 between Triathlon Broadcasting of Little Rock, Inc. and Southern Starr of Arkansas, Inc.

27    Financial Data Schedule

Reports on Form 8-K
- -------------------

A report on Form 8-K was filed on April 18, 1996 under Item 5 thereof (other events) to disclose the execution of an Agreement and Plan of Merger, dated April 15, 1996, among MMR, SFX Broadcasting, Inc. and a wholly-owned subsidiary of SFX Broadcasting, Inc.

A report on Form 8-K was filed on May 23, 1996 under Item 5 thereof (other events) to disclose the agreement to acquire radio station WKSS-FM operating in Hartford, Connecticut.

                                SIGNATURE


Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MULTI-MARKET RADIO, INC.



                                          /s/ Jerry D. Emlet
                                          ------------------
                                          Jerry D. Emlet
                                          Treasurer & Chief Financial Officer


August 14, 1996