Form 10QSB
period 1996-09-30
MULTI MARKET RADIO INC
filed 1996-11-14
CIK 900302

FORM 10-QSB

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC. 20549


  X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

 ___   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _____________ to _________________

Commission File Number 0-22080



                   MULTI-MARKET RADIO, INC.
(Exact name of small business issuer as specified in its charter)


             DELAWARE                                   13-3707697
      (State or other jurisdiction of          (IRS Employer Identification
      Incorporation or organization)            No.)


                     150 East 58th Street
                          19th Floor
                      New York, NY 10155
           (Address of principal executive offices)

                        (212) 407-9150
                 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and
(2) has been subject to such filling requirements for the past 90 days.
Yes_X_ No__





APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Company's common equity outstanding as of November 12, 1996 is: 5,268,161 shares of Class A Common Stock, par value $.01 per share; 633,334 shares of Class B Common Stock, par value $.01 per share; 749,460 Redeemable Class B Warrants.

Transitional Small Business Disclosure Format.  Yes___ No__X__

                           MULTI-MARKET RADIO, INC.
                                  FORM 10-QSB
                                     INDEX




                                                                       Page
PART I - FINANCIAL STATEMENTS

Item 1.      Financial Statements.
             Consolidated Balance Sheets as of September 30, 1996
             (unaudited) and December 31, 1995                             3

             Consolidated Statements of Operations for the Three
             Months Ended September 30, 1996 and 1995  (unaudited)         4

             Consolidated Statements of Operations for the Nine
             Months Ended September 30, 1996 and 1995  (unaudited)         5

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1996 and 1995  (unaudited)         6

             Consolidated Statement of Stockholders' Equity for the
             Nine Months ended September 30, 1996 (unaudited)             7

             Notes to Consolidated Financial Statements                    8

Item 2.      Management's Discussion and Analysis or Plan
             of Operation.                                                 9

PART II - OTHER INFORMATION


Item 1.      Legal Proceedings                                            14

Item 3.      Defaults Upon Senior Securities                              15

Item 6.      Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                17

                                                      MULTI-MARKET RADIO, INC.
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                      September 30           December 31
                                                                                          1996                  1995
                                                                                     ----------------      ----------------
                                                                                       (unaudited)
ASSETS
Cash & cash equivalents                                                                   $7,240,827            $1,258,212
Accounts receivable, net of allowance of
  $254,099 in 1996 and $304,162 in 1995                                                    4,312,074             4,232,995
Other current assets                                                                         699,365               429,060
                                                                                     ----------------      ----------------
Total current assets                                                                      12,252,266             5,920,267

Property, plant and equipment, at cost:
          Land                                                                               385,570               723,070
          Buildings and improvements                                                         749,950               762,822
          Technical equipment                                                              2,165,840             3,077,350
          Furniture and equipment                                                            474,989               524,718
          Vehicles                                                                           170,433               123,066
                                                                                     ----------------      ----------------
                                                                                           3,946,782             5,211,026
          Less- accumulated depreciation                                                    (492,514)             (450,174)
                                                                                     ----------------      ----------------
                                                                                           3,454,268             4,760,852
Other assets:
          Intangible assets, net                                                          64,131,689            55,745,735
          Receivable from affiliate                                                        1,204,013                     0
          Net assets held for sale                                                         3,202,446                     0
          Other assets                                                                        27,074                37,884
                                                                                     ----------------      ----------------

Total Assets                                                                             $84,271,756           $66,464,738
                                                                                     ================      ================

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities to affiliates                                                                         $0              $175,070
Accounts payable and accrued expenses                                                      1,283,096             1,678,754
Accrued interest                                                                           1,041,139               910,596
Current portion of long term debt                                                          2,024,000             1,804,000
Loan from SFX Broadcasting, Inc.                                                          20,369,106                     0
                                                                                     ----------------      ----------------
Total current liabilities                                                                 24,717,341             4,568,420

Deferred taxes                                                                             7,240,981             7,303,483
Long term debt                                                                            35,256,585            39,677,937
Other liabilities                                                                                  0               100,045
Deposit on pending radio station sale                                                      3,500,000                     0
                                                                                     ----------------      ----------------
Total liabilities                                                                         70,714,907            51,649,885

Stockholders' equity:
        Preferred Stock, par value $.01; 1,200,000 shares
           authorized; 67,916 shares issued and outstanding in
          1996, and 201,250 in 1995                                                              679                 2,012
       Class A Common Stock, par value $.01; 15,000,000 shares
           authorized; 3,974,663 shares issued and outstanding in
           1996, and 2,990,000 in 1995                                                        39,747                29,900
       Class B Common Stock, par value $.01; 1,200,000 shares
           authorized; 633,334 shares issued and outstanding in 1996 and
           140,000 in 1995                                                                     6,333                 1,400
       Class C Common Stock, par value $.01; 700,000 shares
           authorized; -0- shares issued and outstanding in 1996,
           and 360,000 in 1995                                                                     0                 3,600
       Warrants and options                                                                  551,739               551,739
       Paid in capital                                                                    23,839,487            17,506,509
       Accumulated deficit                                                               (10,881,136)           (3,280,307)
                                                                                     ----------------      ----------------
Total Stockholders' Equity                                                                13,556,849            14,814,853
                                                                                     ----------------      ----------------


Total Liabilities and Stockholders' Equity                                               $84,271,756           $66,464,738
                                                                                     ================      ================








                                           See notes to consolidated financial
statements.
                                                                - 3 -

                           MULTI-MARKET RADIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                          September 30, 1996 and 1995
                                  (unaudited)

                                                                                          1996                  1995
                                                                                          ----                  ----
REVENUES
Net revenues                                                                              $5,099,014            $5,161,772
                                                                                          -----------           ----------
EXPENSES
Station operating expenses                                                                 3,092,578             3,192,381
Depreciation and amortization                                                                411,122               347,939
Corporate general and administrative expenses                                                569,307               488,672
Non-cash stock compensation                                                                  132,464                30,000
                                                                                     ----------------      ----------------
Total operating expenses                                                                   4,205,471             4,058,992
                                                                                     ----------------      ----------------

Operating income                                                                             893,543             1,102,780

Interest expense                                                                          (1,575,498)           (1,975,198)
Net loss related to radio station disposition                                               (231,118)                    0
Write-off of acquisition costs                                                               (10,736)                    0
Costs related to pending merger with SFX Broadcasting, Inc.                                  (83,850)                    0
Other expenses, net                                                                           (2,079)                 (544)
                                                                                     ----------------      ----------------
Loss before income taxes                                                                  (1,009,738)             (872,962)

Benefit for income taxes                                                                           0               132,000
                                                                                     ----------------      ----------------
Net loss                                                                                 ($1,009,738)            ($740,962)
                                                                                     ================      ================
Per common share
----------------------
Net loss                                                                                      ($0.25)               ($0.21)
                                                                                     ================      ================
Weighted average shares outstanding                                                        4,011,966             3,490,000





                See notes to consolidated financial statements.
                                     - 4 -

                           MULTI-MARKET RADIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED
                          September 30, 1996 and 1995
                                  (unaudited)

                                                                                          1996                  1995
                                                                                          ----                  ----
REVENUES
Net revenues                                                                             $15,242,480           $12,411,907
                                                                                        ------------          ------------
EXPENSES
Station operating expenses                                                                 9,346,294             7,606,687
Depreciation and amortization                                                              1,220,801             1,314,026
Corporate general and administrative expenses                                              1,844,309             1,111,927
Non-cash stock compensation                                                                  262,464               383,400
                                                                                     ----------------      ----------------
Total operating expenses                                                                  12,673,868            10,416,040
                                                                                     ----------------      ----------------
Operating income                                                                           2,568,612             1,995,867

Interest expense, net                                                                     (4,184,583)           (3,825,704)
Net loss related to radio station dispositions                                            (1,827,113)                    0
Write-off of acquisition costs                                                              (719,573)                    0
Costs related to pending merger with SFX Broadcasting, Inc.                               (3,432,528)                    0
Other expenses, net                                                                           (5,644)                 (437)
                                                                                     ----------------      ----------------
Loss before income taxes and extraordinary item                                           (7,600,829)           (1,830,274)

Benefit for income taxes                                                                           0                59,000
                                                                                     ----------------      ----------------
Loss before extraordinary item                                                           ($7,600,829)          ($1,771,274)

Extraordinary item - loss on early
  extinguishment of debt                                                                           0              (328,571)
                                                                                     ----------------      ----------------

Net loss                                                                                 ($7,600,829)          ($2,099,845)
                                                                                     ================      ================
Per common share
----------------------
Loss before extraordinary item                                                                ($2.07)               ($0.51)
Extraordinary item                                                                             (0.00)                (0.09)
                                                                                     ----------------      ----------------

Net loss                                                                                      ($2.07)               ($0.60)
                                                                                     ================      ================

Weighted average shares outstanding                                                        3,666,232             3,490,000


                See notes to consolidated financial statements.
                                     - 5 -

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE NINE MONTHS ENDED
                                      September 30, 1996 and 1995 (unaudited)

                                                                                          1996                  1995
                                                                                          ----                  ----
Cash Flows from Operating Activities:
Net loss                                                                                 ($7,600,829)          ($1,358,883)
Adjustments to reconcile net loss to net cash
      used for operating activities:
      Depreciation and amortization                                                        1,220,801               966,087
      Non cash stock compensation                                                            262,464               353,400
      Extraordinary item - debt extinguishment                                                     0               328,571
      Debt issuance costs                                                                          0            (4,040,128)
      Net loss on dispositions                                                             1,827,113                     0
      Write off of pending acquisition and financing costs                                   719,572                     0
      Non cash interest expense                                                              735,354                     0
Changes in assets and liabilities-
      Accounts receivable                                                                    (79,079)             (564,769)
      Other current assets                                                                  (147,659)               36,835
      Other assets                                                                            10,810                 5,168
      Liabilities  to affiliate                                                           (1,379,083)               86,698
      Accounts payable and accrued expenses                                                 (395,658)              158,669
      Accrued interest                                                                       130,542               720,104
      Deferred taxes                                                                         (62,502)                    0
      Other liabilities                                                                     (100,045)                7,380
                                                                                     ----------------      ----------------
      Total adjustments                                                                    2,742,630            (1,941,985)
                                                                                     ----------------      ----------------

      Net cash used for operating activities                                              (4,858,199)           (3,300,868)
                                                                                     ----------------      ----------------
Cash Flows from Investing Activities:
Proceeds from deposits on sale of stations                                                 3,500,000               504,730
Acquisition of net assets of radio stations                                              (18,810,237)             (827,714)
Deferred costs - pending acquisitions/financing                                                    0               352,686
Acquisition / financing costs for radio stations purchased                                  (767,648)                    0
Acquisition of Southern Starr                                                                      0           (31,932,137)
Proceeds from sale of radio stations                                                       5,719,822                48,649
Payments for deposits on radio stations                                                     (378,954)                    0
Capital expenditures                                                                        (298,029)             (308,139)
                                                                                     ----------------      ----------------
      Net cash used for investing activities                                             (11,035,046)          (32,161,925)

Cash Flows from Financing Activities:
Repayments of long term debt                                                              (4,573,608)           (6,478,309)
Proceeds from issuance of long term debt                                                           0            41,928,750
Proceeds from loan with SFX Broadcasting, Inc.                                            20,369,106                     0
Proceeds from sale of warrants                                                                     0               446,250
Proceeds from exercise of warrants                                                         6,080,362                     0
                                                                                     ----------------      ----------------
      Net cash provided by financing activities                                           21,875,860            35,896,691
                                                                                     ----------------      ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  5,982,615               433,898

Cash and cash equivalents at beginning of period                                           1,258,212               712,502
                                                                                     ----------------      ----------------

Cash and cash equivalents at end of period                                                $7,240,827            $1,146,400
                                                                                     ================      ================


                                 See notes to consolidated financial statements.
                                                       - 6 -

                           MULTI-MARKET RADIO, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (unaudited)

                                                    Class A     Class B      Class C
                                      Preferred      Common     Common       Common     Warrants
                                        Stock        Stock       Stock        Stock      & Options
                                    -------------- ----------- ----------- ----------- ------------
Balances at December 31,1995             $2,012     $29,900       $1,400       $3,600    $551,739

Proceeds from exercise of warrants                    7,847
Non cash stock compensation
Conversion of preferred stock to
  Class B Common Stock                   (1,333)                   1,333
Conversion of Class C Common Stock
  to Class B Common Stock                                          3,600       (3,600)
Conversion of Series A Redemable
  Preferred Stock                                     2,000
Net loss
                                    --------------- ----------- ---------- ------------ ----------
Balances at September 30, 1996             $679     $39,747       $6,333           $0    $551,739
                                    ============== ============ ========== ============ ==========





(RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                                         Total
                                         Paid-in      Accumulated    Stockholders'
                                         capital        Deficit         Equity
                                     -------------- ------------------------------

Balances at December 31,1995          $17,506,509    ($3,280,307)    $14,814,853

Proceeds from exercise of warrants      6,072,516                      6,080,363
Non cash stock compensation               262,462                        262,462
Conversion of preferred stock to
  Class A Common Stock                                                         0
Conversion of Class C Common Stock
  to Class B Common Stock                                                      0
Conversion of Series A Redemable
  Preferred Stock                          (2,000)                             0
Net loss                                              (7,600,829)     (7,600,829)
                                    --------------  -----------------------------

Balances at September 30, 1996        $23,839,487   ($10,881,136)    $13,556,849
                                    ============== ==============================




                                 See notes to consolidated financial statements.

                   MULTI-MARKET RADIO, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1996


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 1996 and the results of operations and cash flows for the periods presented. Results for the interim period are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Multi-Market Radio, Inc. Annual Report (Form 10- KSB) for the year ended December 31, 1995.

2.  Recent Developments

Merger with SFX Broadcasting, Inc.

Multi-Market Radio, Inc. ("MMR" or the "Company") has entered into an Agreement and Plan of Merger, dated as of April 15, 1996, as amended (the "Merger Agreement"), pursuant to which, subject to stockholder approval and satisfaction of certain other conditions, MMR agreed to merge (the "Merger") with a wholly-owned subsidiary of SFX Broadcasting, Inc. ("SFX"). In the event that the Merger Agreement is terminated, except in certain circumstances, MMR will have the right, subject to the receipt of FCC approval to acquire SFX's interests in the MMR Liberty Stations (as defined in the Merger Agreement) for $100 million, or, in certain circumstances, to acquire SFX's interests in the MMR Liberty Stations pursuant to an exchange intended to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986. The merger is expected to close during November 1996.

Myrtle Beach Acquisition and Disposition

On August 27, 1996, the Company acquired substantially all the assets of WMYB-FM, operating in Myrtle Beach, South Carolina, for $1.1 million. On September 30, 1996 the Company entered into an a agreement to sell WYAK-FM and WMYB-FM, both operating in Myrtle Beach, South Carolina, to a third party in exchange for a note payable over four years with a face value of $5,125,000 (present value $4,252,000). The Company expects to record a gain of at least $1 million on the sale. The sale is subject to numerous conditions including approval of the FCC. The Company anticipates finalizing this transaction in early 1997. The Company does not intend to renew a local marketing agreement ("LMA") to operate WVCO-FM, operating in Myrtle Beach, South Carolina, which will expire in December 1996.

Augusta Disposition

On July 10, 1996 the Company sold the assets of WRXR-FM and WKBG-FM (the "Augusta Stations") for $5 million. A loss of $1,827,114 was recognized during the nine months ended September 30, 1996 in connection with this transaction. The Company does not intend to renew the joint selling agreement ("JSA") pursuant to which it sells advertising on WCHZ-FM, operating in Augusta, Georgia. The JSA expires in December 1996.

WAEG-FM and WAEJ-FM Disposition

On June 4, 1996 the Company entered into an LMA with Davis Broadcasting, Inc. ("Davis") whereby Davis began providing services to WAEG-FM and WAEJ-FM operating in Augusta, Georgia. Davis also agreed to assume the Company's obligations to acquire the stations.

WKSS-FM Acquisition

On September 4, 1996, the Company acquired substantially all of the assets of WKSS-FM, operating in Hartford, Connecticut, for a purchase price of $18 million.

In order to fund the acquisition of WKSS-FM and its working capital needs, the Company entered into a loan agreement with SFX pursuant to which SFX agreed to loan the Company up to $18.0 million for the acquisition of WKSS-FM and up to an additional $5.0 million for working capital. The SFX Loan (as such term is hereinafter defined) bears interest at a rate of 12%.

Pending Disposition of KOLL-FM

On March 15, 1996, MMR entered into a binding letter of intent to sell KOLL-FM, operating in Little Rock, Arkansas to Triathlon Broadcasting Company ("Triathlon"), an affiliate, for $4.1 million. MMR and Triathlon have obtained an appraisal that the station is valued at $4.1 million from a nationally recognized appraisal firm. MMR received a deposit of $3.5 million which will be credited towards the purchase price of the station and expects to complete the sale of KOLL-FM during the quarter ended December 31, 1996. MMR entered into a definitive agreement with Triathlon on July 15, 1996. No gain or loss on the sale of this station will be recorded.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition at September 30, 1996:

Working Capital                  $ (12,465,075)
Total Assets                        84,271,756
Debt Balance                        57,649,691
Stockholders' Equity                13,556,849

Results of Operations

The Company's financial results are dependent upon a number of factors, including the general strength of the economy, population growth, ability to provide programming, local market competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies.

Broadcast cash flow ( defined as net revenues less station operating expenses) is not a measurement of performance calculated in accordance with Generally Accepted Accounting Principles ("GAAP"). However, MMR believes that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measurement of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, broadcast cash flow should not be considered in isolation or a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining MMR's operating performance or liquidity which is calculated in accordance with GAAP.
                              9

Comparison of Three Months Ended September 30, 1996 and 1995

Net revenues (total revenues less agency commissions) for the three months ended September 30, 1996 were $5,099,014 a decrease of 1% compared to net revenues of $5,161,772 for the three months ended September 30, 1995. This decrease is due to the disposition of radio stations WRXR-FM, WKBG-FM, WRSF-FM and KOLL-FM during 1996, partially offset by the WKSS-FM acquisition in September 1996. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell, the Company's net revenues for the third quarter 1996 would have increased 3% reaching $5,496,113.

Total operating expenses for the three months ended September 30, 1996 were $3,092,578 a decrease of 3% below the three months ended September 30, 1995 operating expenses of $3,192,381. This decrease is primarily due to the disposition of WRXR-FM, WKBG-FM, WRSF-FM and KOLL-FM, partially offset by the WKSS-FM acquisition in September 1996. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell, the Company's operating expenses for the third quarter 1996 would have increased 1% reaching $3,073,747.

Operating income for the three months ended September 30, 1996 was $893,543, a decrease of 19% compared to operating income for the three months ended September 30, 1995 of $1,102,780 due to the factors discussed above and higher depreciation and amortization, corporate and non-cash expenses.

Depreciation and amortization for the three months ended September 30, 1996 was $411,122 or an increase of $63,183 or 18%. This is principally due to the WKSS-FM acquisition.

Corporate expenses for the three months ended September 30, 1996 was $569,307 or an increase of 17% which is related to higher administrative costs with respect to the Southern Starr Stations.

Interest expense for the three months ended September 30, 1996 of $1,575,498 represents a decrease of 20% below the three months ended September 30, 1995 interest expense of $1,975,198. This decrease is due to lower interest rates on the Company's floating rate debt.

Net loss for the three months ended September 30, 1996 was $1,009,738 compared to a net loss of $740,962 for the three months ended September 30, 1995 due to the factors discussed above.

Broadcast cash flow for the three months ended September 30, 1996 of $2,006,436 represents an increase of 2% from the three months ended September 30, 1995 broadcast cash flow of $1,969,391. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell, the Company's broadcast cash flow would have increased 9% to $2,422,366 from third quarter 1995.

Comparison of Nine Months Ended September 30, 1996 and 1995

Net revenues for the nine months ended September 30, 1996 were $15,242,480 an increase of 23% over the nine months ended September 30, 1995 net revenues of $12,411,907. This increase is principally due to the revenues generated by the stations acquired on March 27, 1995 in the Southern Starr Acquisition (the "Southern Starr Stations"), including improved revenue at these stations since their acquisition offset, in part, by subsequent station dispositions. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell and including the results of stations that the Company has acquired during the nine months ended September 30, 1996, the Company's net revenues would have increased 5% reaching $16,464,291.

Total operating expenses for the nine months ended September 30, 1996 was $9,346,294 an increase of 23% over the nine months ended September 30, 1995 operating expenses of $7,606,687. This increase is principally due to the acquisition of the Southern Starr Stations. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell, the Company's operating expenses for the nine months ended September 30, 1996 were unchanged at $9,452,634.

Depreciation and amortization for the nine months ended Sepember 30, 1996 was $1,220,801 or a decrease of $93,225 principally related to the termination of the WPKX-FM covenant not to compete and the sale of WRXR-FM, WKBG-FM and KOLL-FM, which was partially offset by the increase from the Southern Starr Stations.

Corporate expenses for the nine months ended was $1,844,310, an increase of $732,383 or 66%. which is related to higher costs associated with consulting and professional fees and payroll costs.

Operating income for the nine months ended September 30, 1996 was $2,568,611, an increase of 29% compared to the nine months ended September 30, 1995 of $1,995,867, due to the factors discussed above.

Net interest expense for the nine months ended September 30, 1996 was $4,184,582, an increase of 9% compared to the nine months ended September 30, 1995 of $3,825,704. This increase is principally the result of increased borrowings associated with the Southern Starr Acquisition and the loan from SFX.

Net loss for the nine months ended September 30, 1996 was $7,600,830 compared to a net loss of $2,099,845 for the nine months ended September 30, 1995. The increase is primarily due to a provision for the loss on the sale of WRXR-FM and WKBG-FM in Augusta, Georgia and costs incurred in connection with the pending merger with SFX Broadcasting.

Broadcast cash flow for the nine months ended September 30, 1996 was $5,896,186, an increase of 23% over the nine months ended September 30, 1995 Broadcast Cash Flow of $4,805,220. This increase is due to the Southern Starr Stations and the improvement of those operations since the acquisition date. On a pro forma basis, excluding the results of all stations which the Company has sold or agreed to sell and including the results of stations acquired during the period, the Company's broadcast cash flow would have increased 14% reaching $7,011,657.

Liquidity and Capital Resources

MMR's sources of funds have been cash flows from operations, borrowings and sales of equity securities.

Cash flow used for operating activities for the nine months ended September 30, 1996 was $4,858,199. Cash flow provided by investing activities for the nine months ended September was $11,035,046. Cash flow used for financing activities for the nine months September 30, 1996 was $21,875,860.



At September 30, 1996, MMR's debt consists of:

                                                                             Finova          Senior
                                                         SFX                  Loan        Subordinated
                                                        Loan               Agreement       Debentures          Total
                                                        ----               ---------       ----------          -----
Balance as of September 30, 1996                      $20,369,106         $21,206,392      $16,074,193      $57,649,691

Current portion of Long term debt                              --           2,024,000               --        2,024,000
                                                      -----------         -----------      -----------      -----------
Long term debt                                        $20,369,106         $19,182,392      $16,074,193      $55,625,691
                                                      ===========         ===========      ===========      ===========

The Finova Loan Agreement contains numerous and customary events of defaults, including material misrepresentations, payment defaults, limitations on capital expenditures and Sillerman Communications Management Corporation ("SCMC") fees and default which would result from a shortfall in certain financial ratios.

At September 30, 1996, MMR was in compliance with all covenants under the Finova Loan Agreement and the MMR Subordinated Debentures. The Finova Loan Agreement contains a covenant which places an annual limitation on the amount of MMR's corporate overhead. During the quarter ended September 30, 1996, management of MMR determined that for 1996 its corporate overhead had exceeded the annual limitation in the Finova Loan Agreement. Based on this default and a similar default in the agreement governing MMR's Senior Subordinated Debentures, on August 28, 1996, Robert F.X. Sillerman converted his non-voting MMR Original Preferred Shares and his MMR Class C Shares into voting MMR Class B Shares. As a result of the conversion, Finova and the holder of the Senior Subordinated Debentures provided MMR with a waiver of the covenant failure.

MMR has entered into the Merger Agreement pursuant to which, subject to stockholder approval and satisfaction of certain other conditions, MMR agreed to merge with and into a wholly-owned subsidiary of SFX. It is anticipated that SFX will repay all amounts outstanding under MMR's Finova Loan Agreement and its Senior Subordinated Debentures simultaneously with the consummation of the Merger, and will treat any amounts outstanding under the SFX Loan as a contribution to capital. In the event that the Merger Agreement is terminated, except in certain circumstances, MMR will have the right, subject to the receipt of FCC approval to acquire SFX's interests in the MMR Liberty Stations for $100 million, or, in certain circumstances, to acquire SFX's interests in the MMR Liberty Stations pursuant to an exchange intended to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986.

On March 15, 1996, MMR entered into an agreement to sell KOLL-FM, Little Rock, Arkansas to Triathlon Broadcasting Company for $4.1 million. MMR received a deposit of $3.5 million which will be credited towards the purchase price of the station and expects to complete the sale of KOLL-FM during the first quarter of 1997. MMR entered into a definitive agreement for this sale on July 15, 1996. No gain or loss will be recorded on the sale of this station.

On July 10, 1996, MMR sold the assets of the Augusta Stations for a price of $5.0 million. MMR has recorded a loss on the sale of the Augusta Stations of approximately $1.8 million. The Company used approximately $2.8 million of the proceeds to pay down the outstanding balance under the Finova Loan Agreement.

In September 1996, MMR acquired radio station WKSS-FM, operating in Hartford, Connecticut, for a purchase price of $18.0 million. In order to fund the acquisition of WKSS-FM and its working capital needs prior to the completion of the Merger, MMR entered into a loan agreement with SFX in September 1996 whereby SFX agreed to lend MMR up to $18.0 million for the acquisition of WKSS-FM and up to an additional $5.0 million for its working capital needs (the "SFX Loan"). Prior to that date, SFX had advanced approximately $2.2 million of such $23.0 million to MMR for working capital, including a nonrefundable fee of $2.0 million which was paid by SFX to SCMC on behalf of MMR for investment banking services provided to MMR in connection with the Merger. As of September 30, 1996, SFX had loaned MMR approximately $20.4 million pursuant to the loan agreement. The SFX Loan bears interest at 12% per annum and the principal of the SFX Loan will be payable as follows: (i) if the Merger is consummated, the SFX Loan plus accrued interest shall be due within 30 days thereafter; (ii) if the Merger is terminated pursuant to certain sections of the
                              12

Merger Agreement and MMR exercises its right pursuant to the Merger Agreement to acquire the MMR Liberty Stations from SFX for an aggregate purchase price of $100 million, then (a) $750,000 of the outstanding principal of the SFX Loan, plus accrued interest thereon, shall be due on the date MMR exercises such option, (b) $17,250,000 of the outstanding principal of the SFX Loan, plus accrued interest thereon, shall be due upon the closing of such acquisitions and (c) the balance of the SFX Loan, plus accrued interest thereon, shall be due on the date the Merger Agreement is terminated; (iii) if the Merger is terminated pursuant to certain sections of the Merger Agreement and SFX exercises its right pursuant to the Merger Agreement to exchange the MMR Liberty Stations for certain of MMR's stations, then (a) $18.0 million of the outstanding principal of the SFX Loan, plus accrued interest thereon, shall be due on the date of the closing of such exchange and (b) the balance of the outstanding principal of the SFX Loan shall be due on the date the Merger Agreement is terminated; and (iv) if the Merger Agreement is terminated pursuant to certain sections of the Merger Agreement, the entire outstanding principal of the SFX Loan, plus accrued interest thereon, shall be due within 45 days of the date of such termination and $18.0 million of the outstanding principal shall be repaid in full by means of a transfer to SFX of MMR's ownership interest in WKSS-FM. To secure the SFX Loan, MMR pledged the shares of its wholly-owned subsidiary which acquired the assets of WKSS-FM to SFX. In addition, MMR granted SFX a security interest in all of the assets of such subsidiary to the extent permitted by law.

As of November 8, 1996 substantially all of the outstanding MMR Class A
Warrants to purchase MMR Class A Shares have been exercised at an exercise price of $7.75 per share. MMR received total net proceeds during 1996 of approximately $13.2 million in connection with these exercises.

In connection with the pending Merger, the Company also commenced an offering to exchange shares of its Class A Common Stock for the Class B Warrants at a ratio of 5 Class B Warrants for one share of Class A Common Stock. Pursuant to the exchange offering, in November 1996 the Company issued 218,108 shares of Class A Common Stock in exchange for 1,090,540 Class B Warrants.

MMR entered into agreements to acquire WROQ-FM, Greenville, South Carolina, WSTZ-FM and WZRX-AM each operating in Jackson, Mississippi, WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina and WMFR-AM, WMAG-FM and WTCK-AM, each operating in Greensboro, North Carolina. MMR and SFX subsequently agreed that SFX would finance the purchase of such stations and that MMR would immediately thereafter transfer the purchased assets to SFX. The acquisitions of WROQ-FM, WTRG-FM, WRDU-FM, WMFR-AM, WMAG-FM and WTCK-AM were consummated in June 1996 and the acquisitions of WSTZ-FM and WZRX-AM were consummated in August 1996 and such stations were simultaneously transferred to SFX.

In August 1995, the MMR stockholders approved the adoption of a compensation plan pursuant to which MMR would issue up to 200,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, of MMR (the "MMR Series A Preferred Shares") and 200,000 MMR Series B Preferred Shares. Of each such series of convertible preferred stock of MMR, 40,000, 10,000, 5,000, 5,000, 80,000, 40,000 and 20,000 shares were issued in July 1996 to Michael G. Ferrel, Bruce Morrow, Edward Simon, Myles Schumer, Robert F.X. Sillerman, SCMC and Howard J. Tytel, respectively.

The terms of the MMR Series A Preferred Shares provided that they would convert, on a share for share basis, into an equal number of MMR Class A
Shares in the event that Broadcast Cash Flow equaled or exceeded $5.0 million for the fiscal year ending December 31, 1995, and the terms of the MMR Series
B Preferred Shares provide that they will be converted on a share for share basis, into an equal number of shares of MMR Class A Shares in the event that Broadcast Cash Flow equals or exceeds $10.0 million for the fiscal year ending December 31, 1997. However, in no event shall any MMR Series A Preferred Shares or MMR Series B Preferred Shares be converted unless the closing sale price of an MMR Class A Share for the 30 trading days immediately preceding such conversion exceeds $7.50 per share. The terms of the MMR Series A Preferred Shares and the MMR Series B Preferred Shares provide that, if the performance goals were not met, the shares would be redeemed for $.01 per share. MMR achieved Broadcast Cash Flow of at least $5.0 million in 1995 and accordingly, all of the MMR Series A Convertible Preferred Stock were converted into an equal number of MMR Class A Shares on July 31, 1996. On July 31, 1996 the holders of the MMR Class A Shares issuable upon conversion of the MMR Series A Preferred Shares and the holders of the MMR Series B Preferred Shares entered into an escrow arrangement with respect to such shares. Pursuant to such escrow arrangement, such shares shall be released from escrow ratably over a five-year period commencing in April 1997. Such shares may not be transferred until released from escrow but they may be voted while in escrow.

During the quarter ended September 30, 1996, MMR began to incur non-cash charges to earnings, which would equal the fair market value of the MMR Class A Shares issued on July 31, 1996 amortized over the escrow period. Additional charges will be incurred during the quarter in which the MMR Series B Preferred Shares become probable of being converted. Such charges could substantially reduce MMR's net income for financial reporting purposes during that period. The conversion of such stock will also result in dilution to the holders of the MMR Class A Shares.

MMR expects that cash on hand and cash flow from operations will be sufficient to fund capital expenditures, quarterly principal payments under the Finova Loan Agreement and operations through the expected closing of the Merger. In the event that the Merger is not consummated, MMR will require additional debt or equity financing to fund the repayment of the SFX Loan, the payment of any termination fees payable pursuant to the Merger Agreement, future acquisitions (including the MMR Liberty Stations), repayment of the Senior Subordinated Debentures and repayment of outstanding debt. There can be no assurance that MMR will be able to secure additional financing on acceptable terms, if at all, and depending upon the terms of any such financing, such financing may be restricted by the terms of the indenture relating to the Senior Subordinated Debentures or the Finova Loan Agreement. MMR may be required to pay SFX certain liquidated damages, or may be entitled to receive liquidated damages from SFX, if the Merger does not occur.

PART II-OTHER INFORMATION

ITEM 1.  Legal Proceedings

As reported in the Forms 10-QSB filed by the Company in respect of the quarterly periods ended March 31, 1996 and June 30, 1996, in a complaint (Index No. 602056/96) dated April 18, 1996, Paul Pops, who purports to be a stockholder of MMR, brought suit in the Supreme Court of the State of New York against MMR, each of the directors of MMR, SFX and Robert F.X. Sillerman, the Chief Executive Officer of SFX, seeking to enjoin the Merger or, in the alternative, seeking monetary damages. The suit alleges that the consideration to be paid to the MMR security holders in the Merger is unfair and grossly inadequate. The suit also alleges that in connection with entering into the Merger Agreement, the directors of MMR violated their fiduciary duties to MMR and its stockholders and that SFX aided and abetted such violation. The complaint also alleges that the action should be certified as a class action representing the interests of the stockholders of MMR. The defendants filed a motion to dismiss the complaint for failure to state a cause of action. On September 25, 1996, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement in principle providing for the settlement of the action. Pursuant to the Settlement, the plaintiff has agreed that the Exchange Ratio, as set forth in Amendment No. 3 to the Merger Agreement, is fair to the public shareholders of MMR. The
                              14

Settlement is conditioned upon the (i) consummation of the Merger, (ii) completion of certain confirmatory discovery, and (iii) approval of the Court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they committed any violations of law or have acted in bad faith. There can be no assurance that the Court will approve the Settlement on the terms and conditions provided for therein, or at all. Management believes that this proceeding will not impact the planned closing of the Merger on November 22, 1996.



ITEM 3.  Defaults Upon Senior Securities

The Finova Loan Agreement contains a covenant which places an annual limitaiton on the amount of MMR's corporated overhead. During the quarter ended September 30, 1996, management of MMR determined that for 1996 its corporate overhead had exceeded the annual limitation in the Finova Loan Agreement. Based on this default and a similar default in the agreement governing MMR's Senior Subordinated Debentures, on August 28, 1996, Robert F.X. Sillerman converted his non-voting MMR Original Preferred Shares and MMR Class C Shares into voting MMR Class B Shares. As a result of the conversion, Finova and the holder of the Senior Subordinated Debentures provided MMR with a waiver of the covenant failure.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)Exhibits

2.1 Amendment No. 2, dated as of July 30, 1996, to the Amended and Restated Agreement and Plan of Merger, dated as of April 15, 1996, as amended on May 6, 1996, among SFX Broadcasting, Inc., SFX Merger Company and Multi-Market Radio, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on August 22, 1996).

2.2 Amendment No. 3, dated as of September 30, 1996, to the Amended and Restated Agreement and Plan of Merger, dated as of April 15, 1996, as amended on May 6, 1996 and July 30, 1996, among SFX Broadcasting, Inc., SFX Merger Company and Multi-Market Radio, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on October 3, 1996).

2.3 Asset Purchase Agreement between Lewis Broadcasting Corporation and Multi-Market Radio Acquisition Corp. (incorporated by reference to Exhibit
10.49 of the Form SB-2 of Multi-Market Radio, Inc. (Commission File No. 333-1712) filed with the Securities and Exchange Commission on February 27,
1996).

2.4 Loan Agreement, dated September 4, 1996, by and between Multi-Market Radio, Inc. and SFX Broadcasting, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of Multi-Market Radio, Inc. (Commission File No. 0-22080) filed with the Securities and Exchange Commission on September 10, 1996).

2.5 Letter of Intent regarding the sale of KOLL-FM to Triathlon dated January 17, 1996, (incorporated by reference to Exhibit 10.52 to the Form 10K of Multi-Market Radio, Inc. (Commission File No. 0-22080) for the fiscal year ended December 31, 1995).

27  Financial Data Schedule

(b) Reports on Form 8-K

A report on Form 8-K was filed on August, 1996 under Item 5 thereof (other events) to disclose the execution of an amendment to the Agreement and Plan of Merger, dated April 15, 1996, among MMR, SFX Broadcasting, Inc. and a wholly-owned subsidiary of SFX Broadcasting, Inc. and the execution of voting agreements and letters of voting intent by certain stockholders of MMR and the potential conversion of stock by Mr. Sillerman.

A report on Form 8-K was filed on September 11, 1996 under Items 1 (changes in control of registrant) and 2 (acquisition or disposition of assets) thereof to disclose the conversion of non-voting stock by Mr. Sillerman into voting stock and the consequent change of control of the Company, the acquisition of WKSS-FM, Hartford, Connecticut, and the SFX Loan.

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


November 13, 1996